Form 10-Q
period 2025-03-31
ChampionsGate Acquisition Corp
filed 2025-07-07
CIK 2024460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to __________

Commission File Number 001-42651

ChampionsGate Acquisition Corporation

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

419 Webster Street

Monterey, CA 93940

(Address of principal executive offices and zip code)

(831)-204-7337

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, consisting of one Class A ordinary share, $0.0001 par value, and one Right to acquire one-eighth of one Class A ordinary share	CHPGU	The Nasdaq Stock Market LLC
Class A ordinary shares, $0.0001 par value	CHPG	The Nasdaq Stock Market LLC
Rights, each whole right to acquire one-eighth of one Class A ordinary share	CHPGR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of the date hereof, there were 8,617,125 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 1,370,161 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

ChampionsGate Acquisition Corporation

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHAMPIONSGATE ACQUISITION CORPORATION

BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2025	2024
Assets
Current Assets
Cash	$2,532	$3
Prepaid expenses	28,954	26,000
Total Current Assets	31,486	26,003

Non-current Assets
Deferred offering costs	325,585	269,102
Total Assets	$357,071	$295,105

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$98,688	$67,398
Accrued offering costs	60,573	35,320
Due to related parties	91,931	54,401
Promissory note - related party	417,147	331,927
Total Current Liabilities	668,339	489,046
Total Liabilities	668,339	489,046

Commitments and Contingencies (Note 6)

Shareholders’ Deficit:
Preference shares, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 445,000,000 shares authorized, none issued and outstanding	-	-
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 2,170,161 shares issued and outstanding (1)(2)	217	217
Additional paid-in capital	56,689	56,689
Contribution receivable	(1)	(1)
Accumulated deficit	(368,173)	(250,846)
Total Shareholders’ Deficit	(311,268)	(193,941)
Total Liabilities and Shareholders’ Deficit	$357,071	$295,105

(1)	This number includes 283,064 Class B ordinary shares outstanding as the over-allotment option was exercised in full on May 29, 2025 (see Note 5).

(2)	Gives retroactive effect to forfeiture of 4,507,258 shares issue to the Sponsor at par value on April 30, 2025.

The accompanying notes are an integral part of these unaudited financial statements.

CHAMPIONSGATE ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

(UNAUDITED)

		For the period from
	For the Three Months Ended	March 27, 2024 (Inception) to
	March 31, 2025	March 31, 2024
Formation and operating costs	$117,327	$55
Net loss	$(117,327)	$(55)

Basic and diluted weighted average Class B ordinary shares outstanding (1)(2)	1,887,097	1,887,097

Basic and diluted net loss per Class B ordinary share	$(0.06)	$(0.00)

(1)	Excludes up to 283,064 of the Class B ordinary shares that were subject to surrender by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment is exercised (see Note 5). On May 29, 2025, the Company consummated the Initial Public Offering of 7,475,000 units at $10.00 per unit, which includes the full exercise of the underwriter’s over-allotment option, therefore the 283,064 Class B ordinary shares are no longer subject to forfeiture.

(2)	Gives retroactive effect to forfeiture of 4,507,258 shares issue to the Sponsor at par value on April 30, 2025.

The accompanying notes are an integral part of these unaudited financial statements.

CHAMPIONSGATE ACQUISITION CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

			Ordinary Shares				Additional			Total
	Preference Shares		Class A		Class B		Paid-in	Contribution	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares(1)	Amount	Capital	Receivable	Deficit	Equity
Balance as of March 27, 2024 (Inception)	-	$-	-	$-	-	$-	$-	$-	$-	$-
Shares issued to initial shareholder and executives (1)	-	-	-	-	2,156,250	216	24,784	-	-	25,000
Additional shares issued to initial shareholder	-	-	-	-	4,521,169	452	-	(452)	-	-
Forfeiture of shares issued to initial shareholder (2)					(4,507,258)	(451)		451		-
Net loss	-	-	-	-	-	-	-	-	(55)	(55)
Balance as of March 31, 2024	-	$-	-	$-	2,170,161	$217	$24,784	$(1)	$(55)	$24,945

			Ordinary Shares				Additional			Total
	Preference Shares		Class A		Class B		Paid-in	Contribution	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares(1)	Amount	Capital	Receivable	Deficit	Equity
Balance as of December 31, 2024	-	$-	-	$-	2,170,161	$217	$56,689	$(1)	$(250,846)	$(193,941)
Net loss	-	-	-	-	-	-	-	-	(117,327)	(117,327)
Balance as of March 31, 2025	-	$-	-	$-	2,170,161	$217	$56,689	$(1)	$(368,173)	$(311,268)

(1)	This number includes 283,064 Class B ordinary shares outstanding as the over-allotment option was exercised in full on May 29, 2025 (see Note 5).

(2)	Gives retroactive effect to forfeiture of 4,507,258 shares issue to the Sponsor at par value on April 30, 2025.

The accompanying notes are an integral part of these unaudited financial statements.

CHAMPIONSGATE ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

(UNAUDITED)

		For the period from
	For the Three Months Ended	March 27, 2024 (Inception) to
	March 31, 2025	March 31, 2024
Cash Flows from Operating Activities:
Net loss	$(117,327)	$(55)
Changes in operating assets and liabilities:
Prepaid expenses	(2,954)	(20,907)
Due to related parties	37,530	-
Accounts payable and accrued expenses	(29,283)	-
Accrued offering costs	25,253	-
Net Cash Used in Operating Activities	(86,781)	(20,962)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	85,220	20,962
Proceeds from issuance of Class B ordinary shares	-	25,000
Payment of deferred offering costs	4,090	(25,000)
Net Cash Provided by Financing Activities	89,310	20,962

Net Change in Cash	2,529	-

Cash, beginning of period	3	-
Cash, end of period	$2,532	$-

Supplemental Disclosure of Noncash Activities:
Deferred offering costs included in accrued offering costs	$60,573	$50,000

The accompanying notes are an integral part of these unaudited financial statements.

CHAMPIONSGATE ACQUISITION CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 — Organization, Business Operation and Going Concern Consideration

ChampionsGate Acquisition Corporation (the “Company”) is a blank check company incorporated in the Cayman Islands on March 27, 2024 as an exempted company with limited liability. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic location. The Company has elected December 31 as its fiscal year end.

As of March 31, 2025, the Company had not commenced any operations. For the period from March 27, 2024 (inception) through March 31, 2024 and the three months ended March 31, 2025, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering (the “IPO”, see Note 3). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and Private Placement (see Note 4).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Units (as defined below), although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully.

The Company’s founder and sponsor is ST Sponsor Limited, a Cayman Islands exempted company (the “Sponsor”). The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through the IPO and the Private Placement.

On May 29, 2025, the Company consummated IPO of 7,475,000 units (including 975,000 units issued upon the full exercise of the over-allotment option, the “Units”). Each Unit consists of one Class A ordinary share (the “Class A ordinary share”), $0.0001 par value per share, and one right (“Right”) to receive of one-eighth of one Class A ordinary share upon the completion of the initial Business Combination of the Company. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $74,750,000.

Simultaneously with the consummation (the “closing”) of the IPO and the sale of the Units, the Company consummated the Private Placement of 230,000 units (the “Private Placement Units”) to ST Sponsor Investment LLC (the “Sponsor HoldCo”), a Cayman Islands limited liability company which has one member, ST Sponsor Limited, the Company’s Sponsor, at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,300,000, which is described in Note 4. Each Private Placement Unit consists of one Class A ordinary share, and one Right to receive of one-eighth of one Class A ordinary share upon the completion of the initial Business Combination.

Transaction costs amounted to $3,259,220, consisting of $747,500 of underwriting commissions which was paid in cash at the closing date of the IPO, $1,495,000 of deferred underwriting commissions, $293,020 of the Representative Shares (discussed below), and $723,700 of other offering costs. At the IPO closing date, cash of $464,339 was held outside of the trust account (as defined below) and is available for the payment of accrued offering costs and for working capital purposes.

In conjunction with the IPO, the Company issued to the underwriter 112,125 Class A ordinary shares for no consideration (the “Representative Shares”). The fair value of the Representative Shares accounted for as compensation under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” (“ASC 718”) is included in the offering costs. The estimated fair value of the Representative Shares as of the IPO date totaled $293,020.

The Company’s initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the trust account (excluding any deferred underwriters’ fees and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial Business Combination. The Company will complete its initial Business Combination only if the post-transaction company in which its public shareholders own shares will own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

Upon the closing of the IPO, management has agreed that at least $10.05 per Unit (as defined in Note 3) sold in the IPO will be held into a U.S.-based trust account (“trust account”). The funds held in the trust account will be invested only in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act which invest solely in direct U.S. government treasury. Except with respect to divided and/or interest earned on the funds held in the trust account that may be released to the Company to pay the Company’s tax obligation, if any, the proceeds from the IPO and the sale of the Private units that are deposited and held in the trust account will not be released from the trust account until the earliest to occur of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the company’s second amended and restated memorandum and articles of association to (A) modify the substance or timing of obligation to redeem 100% of the Company’s public shares if the Company does not complete the Company’s initial Business Combination within 18 months from the closing of the IPO (or up to 27 months from the closing of the IPO if the Company extends the period of time to consummate a Business Combination by the full amount of time) provided that the Company’s sponsor and/or designees must deposit into the trust account for each three months extension, $650,000, or $747,500 if the underwriter’s over-allotment option is exercised in full at certain costs, up to an aggregate of $1,300,000 or $1,495,000 if the underwriter’s over-allotment option is exercised in full, on or prior to the date of the applicable deadline. or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of public shares if the company are unable to complete their initial Business Combination within 18 months from the closing of the IPO (or up to 27 months from the closing of the IPO if the Company extends the period of time to consummate a Business Combination by the full amount of time), subject to applicable law. In no other circumstances will a public shareholder have any right or interest of any kind to or in the trust account. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer.

The ordinary shares subject to redemption will be accredited to the redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company has determined not to consummate any Business Combination unless the Company has net tangible assets of at least $5,000,001 upon such consummation in order to avoid being subject to Rule 419 promulgated under the Securities Act.

The Company will have only 18 months from the closing of the IPO (or up to 27 months from the closing of the IPO if the Company extends three months at certain cost to consummate a Business Combination by the full amount of time) to complete its initial Business Combination. The Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to the Company to pay taxes that were paid by the Company or are payable by the Company, if any (certain amount of interest to pay dissolution expenses) divided by the number of the then-issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining shareholders and its Board of Directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. time). The Sponsor and each member of management team have entered into an agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any insider shares they hold if the Company fail to consummate an initial Business Combination within 18 months from the closing of this offering (or up to 27 months from the closing of this offering, if the Company extend the period of time to consummate a Business Combination).

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.05 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.05 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor have the Company independently verified whether the Company’s Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the company. Therefore, it cannot be assured that that the Sponsor would be able to satisfy those obligations. None of the officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Going Concern Consideration

As of March 31, 2025, the Company had a working capital deficiency of $636,853 excluding deferred offering costs. On May 29, 2025, the Company completed its IPO. The Company expects to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. Management’s plans to address this need for capital through the Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete a Business Combination before the Combination Deadline, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful within the required period. As a result, management has determined that such conditions raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited financial statements do not include any adjustments that might result from the Company’s inability to consummate a Business Combination to continue as a going concern.

Risks and Uncertainties

As a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The interim financial information provided is unaudited but includes all adjustments which management considers necessary for the fair presentation of the results for the period. Operating results for the interim period ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $2,532 and $3 cash in bank as of March 31, 2025 and December 31, 2024, respectively.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — Expenses of Offering. Deferred offering costs consist of legal, and other costs (including underwriting discounts and commissions) incurred through the balance sheet date that are directly related to the IPO and that will be charged to shareholders’ equity upon the completion of the IPO.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 283,064 shares of ordinary share that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). As of March 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

●	Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

●	Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

●	Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Stock Compensation

The Company accounts for stock-based compensation expense in accordance with ASC 718, “Compensation — Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s unaudited financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. The Company is considered to be an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s unaudited financial statements.

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited financial statements.

Note 3 — Initial Public Offering

On May 29, 2025, the Company sold 7,475,000 Units (including 975,000 Units issued upon the full exercise of the over-allotment option) in its IPO. Each Unit has an offering price of $10.00 and consists of one share of the Company’s Class A ordinary share and one Right. Each Right entitles the holder thereof to receive one-eighth of one Class A ordinary share upon completion of the Company’s initial Business Combination. The Company will not issue fractional shares. As a result, the holder must hold rights in multiples of 8 in order to receive shares for all of their rights upon closing of a Business Combination.

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor HoldCo purchased an aggregate of 230,000 Private Placement Units at a price of $10.00 per Private Placement Unit for an aggregate purchase price of $2,300,000 in the Private Placement. Each Private Placement Units was identical to the Units sold in the IPO, except that it will not be redeemable, transferable, assignable or salable by the Sponsor HoldCo until the completion of its initial Business Combination (except to certain permitted transferees).

Note 5 — Related Party Transactions

Insider Shares

On April 18, 2024, the Company issued 2,156,250 Class B ordinary shares, par value of $0.0001 each, to the Sponsor for a purchase price of $25,000, or approximately $0.012 per share. On June 27, 2024, the Company issued additional 4,521,169 Class B ordinary shares, at par value of $452, which is accounted for as a nominal issuance to the sponsor. In total, an aggregate 6,677,419 Class B ordinary shares were issued to the Sponsor, at a per-share price of approximately $0.004 per share. On February 25, 2025, the Sponsor agreed to transfer all the insider shares it held to St Sponsor Investment LLC (the “Sponsor HoldCo”) as capital contribution, in exchange for the issuance of 100 membership interests to the Sponsor and for the admission of the Sponsor as the sole member of the Sponsor HoldCo. On April 30, 2025, the Sponsor agreed to surrender 4,507,258 insider shares it held, as a result of which the Sponsor HoldCo owns 2,010,161 insider shares. On May 21, 2025, Sponsor HoldCo converted 800,000 Class B ordinary shares, par value $0.0001 per share, on a one-for-one basis to 800,000 Class A ordinary shares of the Company, par value $0.0001 per share (the “Class A insider shares”, with the Class B insider shares, the “insider shares”). As a result, the Sponsor HoldCo owns 800,000 Class A insider shares and 1,150,161 Class B insider shares.

On May 15, 2024, the Sponsor entered into a securities transfer agreement, pursuant to which the Sponsor transferred 100,000 insider shares, which equated to 4.6% of the 2,170,161 Class B ordinary shares, at the purchase price of $1,159.42 to Bala Padmakumar, the CEO, Chairman and Director of the Company and 60,000 insider shares at the purchase price of $695.65 to Evan M. Graj, the CFO and director of the Company, respectively. The fair value of these 160,000 shares transferred on the grant date was $33,760 or $0.211 per share per valuation performed by a third-party specialist. The Company accounted for the transfer under ASC 718 stock compensation (See Note 2 for details).

The share price was calculated using a scenario-based method, incorporating probabilities of both a de-SPAC and an IPO, with the total unit value reaching $10 and the right valued at one-eighth of the share price. Based on these probabilities, an indicated per share marketable value for the Founders Shares was determined, and a discount for lack of marketability, derived from the Finnerty model, was applied to yield a minority non-marketable fair value. The following criteria presents the quantitative information regarding market assumptions used in the founder share valuation performed by a third-party specialist:

May 15, 2024
Estimated Volatility	102.5%
Risk-free rate	4.67%
Spot price	$9.639
Discount of lack of marketability (DLOM)	27.02%

Promissory Note — Related Party

On April 18, 2024, the Sponsor agreed to loan the Company up to $500,000 (the “Promissory Note”) to be used for a portion of the expenses of the IPO. As of March 31, 2025 and December 31, 2024, the Company has an outstanding loan balance of $417,147 and $331,927, respectively. This Promissory Note is non-interest bearing, unsecured and is due at the earlier of (1) December 31, 2024, subsequently amended to August 31, 2025, or (2) the date on which the Company consummates an initial public offering of its securities, unless accelerated upon the occurrence of an Event of Default.

Working Capital Loans

In addition, in order to meet the Company’s working capital needs following the consummation of the IPO if the funds not held in the trust account are insufficient, or to extend its life, its insiders, officers and directors or their affiliates/designees may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Company’s initial Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes (“Working Capital Loans”) may be converted upon consummation of the Company’s Business Combination into working capital Units at a price of $10.00 per Unit. If the Company do not complete a Business Combination, the loans would be repaid out of funds not held in the trust account, and only to the extent available.

As of March 31, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

Due to Related Parties

On May 21, 2024, the Company signed the offer letter with the CEO for compensation of $7,500 per month in cash and $10,000 per month in cash for the post-IPO period.

As of March 31, 2025 and December 31, 2024, due to the CEO for salary payable amounted to of $55,000 and $32,500, respectively.

On May 21, 2024, the Company signed the offer letter with the CFO for compensation of $5,000 per month in cash and $6,000 per month in cash for the post-IPO period. The CFO also paid expenses on behalf of the Company.

As of March 31, 2025 and December 31, 2024, due to the CFO including salary and reimbursement payable amounted to of $36,931 and $21,901, respectively.

Note 6 — Commitments and Contingencies

Underwriter Registration Rights

The holders of the insider shares, Private units (including securities contained therein) and Units (including securities contained therein) that may be issued on conversion of working capital loans or extension loans will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of this offering requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the Company’s initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to an additional 975,000 Units solely to cover over-allotments, if any. The underwriters will exercise the over-allotment option.

The underwriter will be entitled a cash underwriting discount of $0.10 per Unit, or $747,500 at the closing of the IPO. In addition, the Company will issue to the underwriters 112,125 Class A ordinary shares at the closing of the IPO.

In conjunction with the IPO, the Company issued to the underwriter 112,125 Class A ordinary shares for no consideration. The fair value of the Representative Shares accounted for as compensation under ASC 718 is included in the offering costs. The estimated fair value of the Representative Shares as of the IPO date totaled $293,020.

Additionally, the underwriter will be entitled to a cash underwriting discount of $0.20 per Unit to be paid in cash, or $1,495,000 for deferred underwriting commissions to be paid upon the completion of initial Business Combination. If the Company does not complete its initial Business Combination and subsequently liquidate, the trustee and underwriter has agreed that (i) it will forfeit any rights or claims to its deferred underwriting discounts and commissions then in the trust account upon liquidation, and (ii) the deferred underwriters’ discounts and commissions will be distributed on a pro rata basis, including interest earned on the funds held in the trust account and not previously released to the Company to pay its taxes or for working capital purposes (less up to $100,000 of interest to pay dissolution expenses).

Note 7 — Shareholder’s Equity

Preference Share — The Company is authorized to issue 5,000,000 shares of preference share, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Share — The Company is authorized to issue 445,000,000 shares of Class A ordinary share with $0.0001 par value. As of March 31, 2025 and December 31, 2024, there were no shares of Class A ordinary share issued or outstanding.

Class B Ordinary Share — The Company is authorized to issue 50,000,000 shares of Class B ordinary share with $0.0001 par value. On April 18, 2024, the Company issued an aggregate of 2,156,250 Insider shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.012 per share. On June 27, 2024, the Company issued an additional of 4,521,169 Class B ordinary shares to the Sponsor at par value, for $452. On February 25, 2025, the Sponsor agreed to transfer all the insider shares it held to Sponsor HoldCo as capital contribution, in exchange for the issuance of 100 membership interests to the Sponsor and for the admission of the Sponsor as the sole member of the Sponsor HoldCo. On April 30, 2025, the Sponsor agreed to surrender 4,507,258 insider shares it held, as a result of which the Sponsor HoldCo owns 2,010,161 insider shares. On May 21, 2025, Sponsor HoldCo converted 800,000 Class B ordinary shares, par value $0.0001 per share, on a one-for-one basis to 800,000 Class A ordinary shares of the Company, par value $0.0001 per share. On May 29, 2025, the effective date of the registration statement of the IPO, the Sponsor transferred an aggregate of 60,000 of its Class B ordinary shares, or 20,000 each to the Company’s three independent directors for their board service (See Note 5).

Rights

Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-eighth of one Class A ordinary share upon consummation of the Company’s initial Business Combination. In the event the Company will not be the surviving company upon completion of the Company’s initial Business Combination, each right will automatically be converted to receive the kind and amount of securities or properties of the surviving entity that each one-eighth of one Class A ordinary share underlying each right is entitled to upon consummation of the Business Combination subject to any dissenter rights under the applicable law. The Company will not issue fractional shares in connection with a conversion of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Companies Act and any other applicable Cayman Islands law. As a result, you must hold rights in multiples of eight in order to receive shares for all of your Class A ordinary shares underlying the rights upon closing of a Business Combination. If the Company are unable to complete an initial Business Combination within the required time period and the Company redeem the public shares for the funds held in the trust account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. The Company shall reserve such amount of its profits or share premium in order to pay up the par value of each share issuable in respect of the rights.

Note 8 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which includes formation and operating costs. The following table presents the significant segment expenses of the Company’s single segment.

	For the three months ended March 31, 2025	For the period from March 27, 2024 (Inception) to March 31, 2024
Formation and operating costs	$117,327	$55
Net loss	$(117,327)	$(55)

The key measures of segment profit or loss reviewed by our CODM is formation and operating costs. Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete the IPO and eventually a Business Combination within the business combination period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when these unaudited financial statements were issued. Based on this review, except as discussed below, the Company did not identify any subsequent events that would require adjustment or disclosure in the unaudited financial statements.

On April 30, 2025, the Company changed the terms of its IPO. Pursuant to the updated terms of IPO, the Company intends to offer for sale of 7,475,000 Units. Each Unit has an offering price of $10.00 and consists of one share of the Company’s Class A ordinary share and one right The Sponsor has committed to purchase an aggregate of 230,000 Private Units at a price of $10.00 per Private Units for an aggregate purchase price of $2,300,000. The underwriter will be entitled to a cash underwriting discount of $0.10 per Unit, or $747,500, payable upon the closing of the IPO. In addition, the Company has agreed to issue of 112,125 Class A ordinary shares at the closing of the IPO. Additionally, the underwriter will be entitled to a cash underwriting discount of $0.20 per Unit to be paid in cash, or $1,495,000 for deferred underwriting commissions to be paid upon the completion of initial Business Combination.

On April 30, 2025, the Sponsor agreed to surrender 4,507,258 insider shares it held, as a result of which the Sponsor HoldCo owns 2,010,161 insider shares due to change of IPO terms. All share amounts, per-share amounts and relevant disclosures for the period presented in these unaudited financial statements and notes thereto have been adjusted retroactively to reflect these new terms.

On May 11, 2025, the Company executed an amendment to the offer letter by and between the CEO and the Company, dated May 21, 2024, and an amendment to the offer letter by and between the CFO and the Company, dated May 21, 2024 (the two amendments, collectively, “Amendments”), to revise the terms of the management compensation. Effective on May 11, 2025, the Amendments provide that:

The CEO shall receive (i) monthly cash compensation of $7,500 for three months from the date of the offer letter until the IPO is consummated, (ii) monthly cash compensation of $7,500 for three months from the date the IPO is consummated and 90th date after the closing of the IPO, (iii) $22,500 upon the entry of a definitive agreement by the Company, (iv) $22,500 upon the closing of the Company’s initial business combination.

The CFO shall receive (i) monthly cash compensation of $5,000 for three months from the date of the offer letter until the IPO is consummated, (ii) monthly cash compensation of $5,000 for three months from the date the IPO is consummated and 90th date after the closing of the IPO, (iii) $15,000 upon the entry of a definitive agreement by the Company, (iv) $15,000 upon the closing of our initial business combination.

Certain payments or accrual made to-date under the original offer letters will be prospectively adjusted from amounts to be paid under the Amendments.

On May 21, 2025, Sponsor HoldCo converted 800,000 Class B ordinary shares, par value $0.0001 per share, on a one-for-one basis to 800,000 Class A ordinary shares of the Company, par value $0.0001 per share (the “Class A insider shares”, with the Class B insider shares, the “insider shares”).

On May 29, 2025, the Company consummated IPO of 7,475,000 Units, including the full exercise of the underwriter’s option to purchase an additional 975,000 Units to cover over-allotments.  Each Unit consists of one Class A ordinary share, $0.0001 par value per share (each, a “Class A ordinary share”), and one right (each, a “Right”), each one Right entitling the holder thereof to exchange for one-eighth of one Class A ordinary share upon the completion of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $74,750,000.

The public Rights will be classified within shareholders’ deficit and will not require remeasurement after issuance. The public Rights will be classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in assumptions related to the market adjustments as noted below. The following table presents the quantitative information regarding market assumptions used in the valuation of the public Rights:

May 29, 2025
Unit value	$10.00
Share price	$9.67
Conversion ratio	12.5%
Probability of De-SPAC	30.0%
Discount of lack of marketability (DLOM)	2.0%
Fair value of each right	$0.33

Substantially concurrently with the closing of the IPO, the Company completed the private sale (the “Private Placement”) of 230,000 units (the “Private Units”) to Sponsor HoldCo. Each Private Unit consists of one Class A ordinary share and one right. The Private Units were sold at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $2,300,000.

In connection with the consummation of the IPO and the Private Placement, the proceeds of $75,123,750 ($10.05 per Unit) from the proceeds of the IPO and the Private Placement were placed in the trust account established for the benefit of the Company’s public shareholders and the underwriters of the IPO with Continental Stock Transfer & Trust Company acting as trustee.

Concurrent with the offering, the Sponsor transferred an aggregate of 60,000 of its Class B insider shares, or 20,000 each to its three independent directors for their board service, for nominal cash consideration, of $696. The fair value of these 60,000 shares transferred on the grant date was $156,600 or $2.61 per share per valuation performed by a third-party specialist. On May 29, 2025, the Company recognized a share-based compensation expense of $155,904, net of the nominal cash consideration of $696 paid by the directors. The Company accounted for the transfer under ASC 718 stock compensation (See Note 2 for details).

The share price was calculated using a scenario-based method, incorporating probabilities of both a de-SPAC and an IPO, with the total Unit value reaching $10 and the Right valued at one-eighth of the share price. Based on these probabilities, an indicated per share marketable value for the Founders Shares was determined, and a discount for lack of marketability, derived from the Finnerty model, was applied to yield a minority non-marketable fair value. The following criteria presents the quantitative information regarding market assumptions used in the founder share valuation performed by a third-party specialist:

May 29, 2025
Per Share Value of Class A Ordinary Shares	$8.89
Probability of De-SPAC	30.0%
Per Share Value of Class B Ordinary Shares (Marketable Basis)	$2.67
Discount of lack of marketability (DLOM)	2.0%

On June 26, 2025, the Sponsor HoldCo agreed to loan the Company up to $500,000 (the “Working Capital Loan”) to meet the Company’s working capital needs following the consummation of the IPO. The loan was evidenced by a promissory note that was non-interest bearing and unsecured, and it was to be paid upon the earlier of (1) the date on which the Company consummates a business combination or merger with a qualified target company, and (2) the date of the liquidation of the Company. The Sponsor HoldCo has the right, but not the obligation, to convert this loan, in whole or in part, into private units of the Company, each consisting of one Class A ordinary share, one right to receive one-eighth of one Class A ordinary share. The number of private units to be received by the Sponsor HoldCo in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor HoldCo by (y) $10.00.

On July 7, 2025, the Company repaid $350,000 of Promissory Note (see Note 5) to Sponsor and transferred the remaining balance of $76,975 to the Working Capital Loan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to ChampionsGate Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to ST Sponsor Limited and the “Sponsor HoldCo” refer to ST Sponsor Investment LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward- looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (the “IPO” described below) filed with the Securities Exchange Commission (the “SEC”) on June 5, 2025 (File No. 001-42651) (the “Prospectus”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our Business Combination using cash from the proceeds of our Initial Public Offering (“IPO”) and the sale of our shares, debt or a combination of cash, equity and debt. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Our Initial Public Offering

On May 29, 2025, we consummated our IPO of 7,475,000 units (including 975,000 units issued upon the full exercise of the over-allotment option, the “Units”). Each Unit consists of one Class A ordinary share (the “Class A ordinary share”), $0.0001 par value per share, and one right (“Right”) to receive of one-eighth of one Class A ordinary share upon the completion of the initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $74,750,000. Simultaneously with the consummation (the “closing”) of the IPO and the sale of the Units, we consummated the Private Placement of 230,000 units (the “Private Placement Units”) to Sponsor HoldCo at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,300,000. Each Private Placement Unit consists of one Class A ordinary share, and one Right to receive of one-eighth of one Class A ordinary share upon the completion of the initial Business Combination. On May 29, 2025, a total of $75,123,750 of the net proceeds from the IPO and the Private Placement was deposited in a trust account established for the benefit of the Company’s Public Shareholders at a U.S. based trust account, with Continental Stock Transfer & Trust Company, acting as trustee.

We also issued to Clear Street LLC, the representative of the underwriters of the IPO, 112,125 Class A ordinary shares as part of the underwriting compensation (the “Representative Shares”) on the closing date of the IPO. The Representative Shares are identical to the Class A Ordinary Shares included in the Units, with certain exceptions.

Since our IPO, our sole business activity has been identifying, evaluating suitable acquisition transaction candidates and preparing for consummation of a Business Combination. We presently have no revenue and have had losses since inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the Sponsor and other parties to fund our operations.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the IPO and after the IPO, identifying a target company for a Business Combination. Following the IPO, we will not generate any operating revenues until after completion of our initial business combination. We expect to generate non-operating income in the form of interest income on cash and cash equivalents after the IPO. After the IPO, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2025, we had a net loss of $117,327, which consisted of formation and operating costs of $117,327.

For the period from March 27, 2024 (inception) to March 31, 2024, we had a net loss of $55, which consisted of formation and operating costs of $55.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to completion of this offering through contribution from our sponsor of $22,901.40 to purchase the founder shares (the initial purchase price of $25,001 for the issuance of the 2,170,161 insider shares less the consideration price of $2,550.72 to be received from directors and officers in exchange for the transfer of certain insider shares) and up to $500,000 in loans from our sponsor under an unsecured promissory note.

Following the closing of the IPO and sale of the Private Placement Units on May 29, 2025, a total of $75,123,750 was placed in the trust account, and we had $464,339 of cash held outside of the trust account, after payment of costs related to the IPO, and available for working capital purposes. In connection with the IPO, we incurred $3,259,220 in transaction costs, consisting of $745,500 of underwriting fees, $1,495,000 of deferred underwriting fees, $293,020 of the Representative Shares, and $723,700 of other offering costs.

In conjunction with the IPO, the Company issued to the underwriter 112,125 Class A ordinary shares for no consideration (the “Representative Shares”). The fair value of the Representative Shares accounted for as compensation under the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” (“ASC 718”) is included in the offering costs. The estimated fair value of the Representative Shares as of the IPO date totaled $293,020.

As of March 31, 2025, we had $2,532 in cash and a working capital deficit of $636,853 excluding deferred offering costs. Upon the closing of the IPO and the Private Placement on May 29, 2025, cash of $464,339 was held outside of the trust account and is available for the payment of offering costs and for working capital purposes.

We intend to use the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable and up to $100,000 of interest released to us to pay dissolution expenses) to complete our initial business combination. We may withdraw interest to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the completion of our initial business combination, we will have available to us $1,500,000 of proceeds held outside the trust account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor HoldCo, ponsor or their affiliates or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment.

Up to $1,500,000 of the loans made by our Sponsor HoldCo, sponsor, our officers and directors, or our or their affiliates to us prior to or in connection with our initial business combination may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor HoldCo, sponsor, our officers and directors or an affiliate of theirs as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of March 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this prospectus as we have not conducted any operations to date.

Contractual Obligations

Registration Rights

The holders of the insider shares and Private Placement Units, including any Working Capital Units of those issued upon conversion of Working Capital Loans will be entitled to registration rights pursuant to a registration rights agreement signed on May 27, 2025. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed after the completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the costs and expenses of filing any such registration statements.

Underwriting Agreement

The underwriters received a cash underwriting discount of $0.10 per Unit, or $747,500 at the closing of the IPO. In addition, the underwriters will be entitled to a deferred fee of $0.20 per Unit, or $1,495,000 in the aggregate upon the consummation of a Business Combination. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes its Business Combination, subject to the terms of the underwriting agreement dated May 27, 2025.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of the unaudited financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our unaudited financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer) (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

This quarterly report on Form 10-Q (the “Quarterly Report”) does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there has been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, to the best of our knowledge, against us.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to include risk factors in this Report. However, factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Prospectus. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Prospectus.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES.

Unregistered Sales of Equity Securities

On May 29, 2025, substantially concurrently with the closing of the initial public offering (the “IPO”) of the Company, the Company completed the private sale of 230,000 units (the “Private Units”) to ST Sponsor Investment LLC (the “Sponsor HoldCo”), a Cayman Islands limited liability company which has one member, ST Sponsor Limited, a Cayman Islands exempted company and the Company’s sponsor (the “Sponsor”). Each Private Unit consists of one Class A Ordinary Share and one right. The Private Units were sold at a purchase price of $10.00 per Private Units, generating gross proceeds to the Company of $2,300,000. The Private Units are identical to the Units sold in the IPO, subject to limited exceptions as described in the final prospectus of the Company relating to the IPO (SEC File No. 333-283689), dated May 27, 2025 and filed with the SEC on May 28, 2025.

The above sales were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No commissions were paid in connection with such sales.

Use of Proceeds

On May 29, 2025, we consummated the IPO of 7,475,000 Public Units, at a price of $10.00 per Unit, generating gross proceeds of $74,750,000. Simultaneously with the closing of the IPO, we consummated the sale of 230,000 Private Placement Units, to our sponsor in Private Placement, generating gross proceeds of $2,300,000.

The net proceeds of $75,123,750 from the IPO and the Private Placement were placed in the Trust Account established for the benefit of the Company’s public shareholders and the underwriters of the IPO with Continental Stock Transfer & Trust Company acting as trustee.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ChampionsGate Acquisition Corporation

Date: July 7, 2025	By:	/s/ Bala Padmakumar
Bala Padmakumar
Chief Executive Officer (Principal Executive Officer)

Date: July 7, 2025	By:	/s/ Evan M.Graj
Evan M. Graj
Chief Financial Officer (Principal Financial Officer)