Form 10-Q
period 2025-06-30
ChampionsGate Acquisition Corp
filed 2025-08-15
CIK 2024460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

ChampionsGate Acquisition Corporation

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHAMPIONSGATE ACQUISITION CORPORATION

BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2025	2024
Assets
Current Assets
Cash	$383,204	$3
Prepaid expenses	132,832	26,000
Prepaid expenses - related parties	12,500	-
Total Current Assets	528,536	26,003

Deferred offering costs	-	269,102
Investments held in Trust Account	75,372,084	-
Total Assets	$75,900,620	$295,105

Liabilities and Shareholder’s Deficit
Current Liabilities
Accounts payable and accrued expenses	$11,662	$67,398
Accrued offering costs	-	35,320
Due to related parties	-	54,401
Promissory note - related party	426,975	331,927
Total Current Liabilities	438,637	489,046

Deferred underwriting commission payable	1,495,000	-
Total Liabilities	1,933,637	489,046

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 7,475,000 shares at redemption value of $10.08 per share as of June 30, 2025 and none for December 31, 2024	75,372,084	-

Shareholders’ Deficit:
Preference shares, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 445,000,000 shares authorized, 1,142,125 shares (excluding 7,475,000 shares subject to possible redemption) and none issued and outstanding as of June 30, 2025 and none for December 31, 2024, respectively	114	-
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 1,370,161 and 2,170,161 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	137	217
Additional paid-in capital	-	56,689
Contribution receivable	-	(1)
Accumulated deficit	(1,405,352)	(250,846)
Total Shareholders’ Deficit	(1,405,101)	(193,941)
Total Liabilities and Shareholders’ Deficit	$75,900,620	$295,105

The accompanying notes are an integral part of these unaudited financial statements.

CHAMPIONSGATE ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended	For The Three Months Ended		For The Six Months Ended	For The Period From March 27, 2024 (Inception) Through
	June 30, 2025	June 30, 2024		June 30, 2025	June 30, 2024

Formation and operating costs	$162,486	$32,717		$279,813	$32,772
Stock compensation expense	155,904	31,905		155,904	31,905
Loss from operations	(318,390)	(64,622)		(435,717)	(64,677)

Other income
Interest and dividend income on investments held in Trust Account	248,334	-		248,334	-
Total other income	248,334	-		248,334	-

Net loss	$(70,056)	$(64,622)		$(187,383)	$(64,677)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	2,657,778	-		1,328,889	-
Basic and diluted loss per share, Class A ordinary shares subject to possible redemption	$(0.01)	$-		$(0.06)	$-
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	2,109,386	1,887,097	(1)(2)	1,998,242	1,887,097	(1)(2)
Basic and diluted net loss per share, non-redeemable Class A and Class B ordinary shares	$(0.01)	$(0.03)		$(0.06)	$(0.03)

(1)	Excludes up to 283,064 of the Class B ordinary shares that were subject to surrender by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment is exercised (see Note 5). On May 29, 2025, the Company consummated the Initial Public Offering of 7,475,000 units at $10.00 per unit, which includes the full exercise of the underwriter’s over-allotment option, therefore the 283,064 Class B ordinary shares are no longer subject to forfeiture.

(2)	Gives retroactive effect to forfeiture of 4,507,258 shares issue to the Sponsor at par value on April 30, 2025.

The accompanying notes are an integral part of these unaudited financial statements.

CHAMPIONSGATE ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

			Ordinary Shares				Additional			Total
	Preference Shares		Class A		Class B		Paid-in	Contribution	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance as of December 31, 2024	-	$-	-	$-	2,170,161	$217	$56,689	$(1)	$(250,846)	$(193,941)
Net loss	-	-	-	-	-	-	-	-	(117,327)	(117,327)
Balance as of March 31, 2025	-	-	-	-	2,170,161	217	56,689	(1)	(368,173)	(311,268)
Contribution received	-	-	-	-	-	-	-	1	-	1
Sale of private placement units, including over-allotment	-	-	230,000	23	-	-	2,299,977	-	-	2,300,000
Issuance of representative shares	-	-	112,125	11	-	-	293,009	-	-	293,020
Fair value of rights included in public units	-	-	-	-	-	-	2,441,833	-	-	2,441,833
Allocated value of transaction costs to rights included in public units	-	-	-	-	-	-	(123,756)	-	-	(123,756)
Initial measurement of carrying value to redemption value	-	-	-	-	-	-	(5,232,258)	-	(718,789)	(5,951,047)
Remeasurement of carrying value to redemption value	-	-	-	-	-	-	-	-	(248,334)	(248,334)
Stock compensation expense	-	-	-	-	-	-	155,904	-	-	155,904
Related parties debt forgiveness	-	-	-	-	-	-	108,602	-	-	108,602
Conversion of Class B shares to Class A shares	-	-	800,000	80	(800,000)	(80)	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(70,056)	(70,056)
Balance as of June 30, 2025	-	$-	1,142,125	$114	1,370,161	$137	$-	$-	$(1,405,352)	$(1,405,101)

				Ordinary Shares				Additional			Total
		Preference Shares		Class A		Class B		Paid-in	Contribution	Accumulated	Shareholders’
		Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance as of March 27, 2024 (Inception)		-	$-	-	$-	-	$-	$-	$-	$-	$-
Shares issued to initial shareholder and executives	(1)	-	-	-	-	2,156,250	216	24,784	-	-	25,000
Additional shares issued to initial shareholder		-	-	-	-	4,521,169	452	-	(452)	-	-
Forfeiture of shares issued to initial shareholder	(2)	-	-	-	-	(4,507,258)	(451)	-	451	-	-
Net loss		-	-	-	-	-	-	-	-	(55)	(55)
Balance as of March 31, 2024		-	-	-	-	2,170,161	217	24,784	(1)	(55)	24,945
Stock compensation expense		-	-	-	-	-	-	31,905	-	-	31,905
Net loss		-	-	-	-	-	-	-	-	(64,622)	(64,622)
Balance as of June 30, 2024		-	$-	-	$-	2,170,161	$217	$56,689	$(1)	$(64,677)	$(7,772)

(1)	This number includes 283,064 Class B ordinary shares outstanding as the over-allotment option was exercised in full on May 29, 2025 (see Note 5).

(2)	Gives retroactive effect to forfeiture of 4,507,258 shares issue to the Sponsor at par value on April 30, 2025.

The accompanying notes are an integral part of these unaudited financial statements.

CHAMPIONSGATE ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For The Period From
	For The Six Months Ended	March 27, 2024 (Inception) Through
	June 30, 2025	June 30, 2024
Cash Flows from Operating Activities:
Net loss	$(187,383)	$(64,677)
Adjustments to reconcile net loss to net cash used in operating activities
Stock compensation expense	155,904	31,905
Interest and dividend earned on investments held in Trust Account	(248,334)	-
Changes in operating assets and liabilities:
Prepaid expenses	(106,832)	(25,907)
Prepaid expenses - related parties	(12,500)	-
Due to related parties	54,201	-
Accounts payable and accrued expenses	(55,735)	6,717
Net Cash Used in Operating Activities	(400,679)	(51,962)

Cash Flows from Investing Activity:
Purchase of investments held in trust account	(75,123,750)	-
Net Cash Used in investing Activity	(75,123,750)	-

Cash Flows from Financing Activities:
Proceeds from public offering	74,750,000	-
Proceeds from private placement	2,300,000	-
Proceeds from promissory note - related party	95,048	136,962
Proceeds from issuance of Class B ordinary shares	-	25,000
Payment of underwriter discount	(747,500)	-
Payment of deferred offering costs	(489,918)	(110,000)
Net Cash Provided by Financing Activities	75,907,630	51,962

Net Change in Cash	383,201	-

Cash, beginning of period	3	-
Cash, end of period	$383,204	$-

Supplemental Disclosure of Noncash Activities:
Deferred offering costs included in accrued offering costs	$-	$789
Deferred underwriting commission payable	$1,495,000	$-
Capital contribution through repayment of promissory notes	$1	$-
Issuance of representative shares	$293,020	$-
Conversion of Class B shares to Class A shares	$80	$-
Initial measurement of carrying value to redemption value	$5,951,047	$-
Remeasurement of carrying value to redemption value	$248,334	$-
Related parties debt forgiveness	$108,602	$-

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

As of June 30, 2025, the Company had not commenced any operations. For the period from March 27, 2024 (inception) through June 30, 2025, the Company’s efforts have been limited to organizational activities as well as activities related to the Initial Public Offering (“IPO”, see Note 3). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and Private Placement (see Note 4).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Units (as defined below), although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully.

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

Upon the closing of the IPO, management has agreed that at least $10.05 per Unit sold in the IPO will be held into a U.S.-based trust account (“trust account”). The funds held in the trust account will be invested only in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act which invest solely in direct U.S. government treasury. Except with respect to divided and/or interest earned on the funds held in the trust account that may be released to the Company to pay the Company’s tax obligation, if any, the proceeds from the IPO and the sale of the Private Placement Units that are deposited and held in the trust account will not be released from the trust account until the earliest to occur of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the company’s second amended and restated memorandum and articles of association to (A) modify the substance or timing of obligation to redeem 100% of the Company’s public shares if the Company does not complete the Company’s initial Business Combination within 18 months from the closing of the IPO. (The Company has eighteen (18) months after the Closing Date to complete its initial Business Combination unless the Company and the Sponsor and/or designees elect to extend this initial time period pursuant to the following scenarios: (x) in the event that the Company executes a definitive agreement for an initial Business Combination within 18 months after the Closing Date, it will automatically receive an additional three month to consummate the initial Business Combination or (y) the Company and the Sponsor and/or designees may extend that initial time period two times by an additional three months each time up to for a total period of up to 24 months from the Closing Date,  or 27 months from the closing of the IPO if the conditions in scenario (x) is met) (the “Combination Deadline”) provided that the Company’s sponsor and/or designees must deposit (the “extension loans”) into the trust account for each three months extension, $747,500, up to an aggregate of $1,495,000, on or prior to the date of the applicable deadline. or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of public shares if the company are unable to complete their initial Business Combination before the Combination Deadline, subject to applicable law. In no other circumstances will a public shareholder have any right or interest of any kind to or in the trust account. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer.

The ordinary shares subject to redemption will be accredited to the redemption value and classified as temporary equity upon the completion of the IPO, in accordance with ASC Topic 480, “Distinguishing Liabilities from Equity.” The Company has determined not to consummate any Business Combination unless the Company has net tangible assets of at least $5,000,001 upon such consummation in order to avoid being subject to Rule 419 promulgated under the Securities Act.

The Company will have until the Combination Deadline to complete its initial Business Combination. The Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor HoldCo and each member of management team have entered into an agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any insider shares (as defined in note 5 below) they hold if the Company fail to consummate an initial Business Combination before the Combination Deadline.

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

Going Concern Consideration

As of June 30, 2025, the Company had a working capital of $89,900. The Company expects to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. Management’s plans to address this need for capital through the Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete a Business Combination before the Combination Deadline, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful within the required period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited financial statements do not include any adjustments that might result from the Company’s inability to consummate the Business Combination to continue as a going concern.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The interim financial information provided is unaudited but includes all adjustments which management considers necessary for the fair presentation of the results for the period. Operating results for the interim period ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $383,204 and $3 cash in bank as of June 30, 2025 and December 31, 2024.

Investments Held in Trust Account

As of June 30, 2025 and December 31, 2024, substantially all of the assets of $75,372,084 and $0 held in the trust account, which are invested primarily in money market funds. These investments are presented on the balance sheet at fair value at the end of each reporting period. Earnings on these investments are included in interest and dividends income in the accompanying statements of operations and is automatically reinvested. The fair value for these investments is determined using quoted market prices in active markets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage (“FDIC”) of $250,000. As of June 30, 2025 and December 31, 2024, $133,204 and $0 was over the FDIC limit. The Company has not experienced losses on the account.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — Expenses of Offering. Deferred offering costs consist of underwriting, legal, and other expenses incurred through the balance sheet date that are directly related to the IPO and were charged to shareholders’ equity upon the completion of the IPO.

Net Loss Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share”. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. Remeasurement of carrying value to redemption value of redeemable ordinary shares is excluded from loss per share as the redemption value approximates fair value. For the three and six months ended June 30, 2025, the Company has not considered the effect of the Rights included in the IPO and Private Placement Units in the calculation of diluted net loss per share, since the conversion of the Rights is contingent upon the occurrence of future events and the inclusion of such Rights would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

	For The Three Months Ended		For The Three Months Ended
	June 30, 2025		June 30, 2024
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Class A	Class A and Class B	Class A	Class A and Class B
	Ordinary	Ordinary	Ordinary	Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net loss per ordinary share:
Numerators:
Allocation of net loss	$(39,057)	$(30,999)	$-	$(64,622)
Denominators:
Basic and diluted weighted average shares outstanding	2,657,778	2,109,386	-	1,887,097	(1)(2)
Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$-	$(0.03)

			For The Period From
			March 27, 2024
	For The Six Months Ended		(Inception) Through
	June 30, 2025		June 30, 2024
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Class A	Class A and Class B	Class A	Class A and Class B
	Ordinary	Ordinary	Ordinary	Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net loss per ordinary share:
Numerators:
Allocation of net loss	$(74,843)	$(112,540)	$-	$(64,677)
Denominators:
Basic and diluted weighted average shares outstanding	1,328,889	1,998,242	-	1,887,097	(1)(2)
Basic and diluted net loss per ordinary share	$(0.06)	$(0.06)	$-	$(0.03)

(1)	Excludes up to 283,064 of the Class B ordinary shares that were subject to surrender by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment is exercised (see Note 5). On May 29, 2025, the Company consummated the Initial Public Offering of 7,475,000 units at $10.00 per unit, which includes the full exercise of the underwriter’s over-allotment option, therefore the 283,064 Class B ordinary shares are no longer subject to forfeiture.
(2)	Gives retroactive effect to forfeiture of 4,507,258 shares issue to the Sponsor at par value on April 30, 2025.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

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

The public Rights have been classified within shareholders’ deficit and will not require remeasurement after issuance. The public Rights were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in assumptions related to the market adjustments as noted below. The following table presents the quantitative information regarding market assumptions used in the valuation of the public Rights:

May 29, 2025
Unit value	$10.00
Share price	$9.67
Conversion ratio	12.5%
Probability of De-SPAC	30.0%
Discount of lack of marketability (DLOM)	2.0%
Fair value of each right	$0.33

The following table presents information about the Company’s assets that are measured at fair value on June 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

June 30, 2025	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in trust account	$75,372,084	$75,372,084	$-	$-
Total	$75,372,084	$75,372,084	$-	$-

December 31, 2024	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in trust account	$-	$-	$-	$-
Total	$-	$-	$-	$-

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as shareholders’ equity. In accordance with ASC 480-10-S99, the Company classifies the Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 7,475,000 Class A ordinary shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., Rights), the initial carrying value of Class A ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period.

As of June 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross Proceeds	$74,750,000
Less:
Proceeds allocated to Public Rights	(2,441,833)
Class A ordinary shares issuance cost	(3,135,464)
Plus:
Initial measurement of carrying value to redemption value	5,951,047
Remeasurement of carrying value to redemption value	248,334
Class A ordinary shares subject to possible redemption, June 30, 2025	$75,372,084

Stock Compensation

The Company accounts for stock-based compensation expense in accordance with ASC 718, “Compensation — Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred. The Company has recognized stock-based compensation expense in the amount of $155,904 for the three and six months ended June 30, 2025, and $31,905 for the three months ended June 30, 2024 and for the period from March 27, 2024 (inception) to June 30, 2024.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 5 — Related Party Transactions

Insider Shares

On April 18, 2024, the Company issued 2,156,250 Class B ordinary shares, par value of $0.0001 each (the “Class B insider shares”), to the Sponsor for a purchase price of $25,000, or approximately $0.012 per share. On June 27, 2024, the Company issued additional 4,521,169 Class B ordinary shares, at par value of $452, which is accounted for as a nominal issuance to the sponsor. In total, an aggregate 6,677,419 Class B ordinary shares were issued to the Sponsor, at a per-share price of approximately $0.004 per share. On February 25, 2025, the Sponsor agreed to transfer all the insider shares it held to Sponsor HoldCo as capital contribution, in exchange for the issuance of 100 membership interests to the Sponsor and for the admission of the Sponsor as the sole member of the Sponsor HoldCo. On April 30, 2025, the Sponsor agreed to surrender 4,507,258 insider shares it held, as a result of which the Sponsor HoldCo owns 2,010,161 insider shares. On May 21, 2025, Sponsor HoldCo converted 800,000 Class B ordinary shares, par value $0.0001 per share, on a one-for-one basis to 800,000 Class A ordinary shares of the Company, par value $0.0001 per share (the “Class A insider shares”, with the Class B insider shares, the “insider shares”). As a result, the Sponsor HoldCo owns 800,000 Class A insider shares and 1,150,161 Class B insider shares.

On May 15, 2024, the Sponsor entered into a securities transfer agreement, pursuant to which the Sponsor transferred 100,000 Class B insider shares at the purchase price of $1,159.42 to Bala Padmakumar, the CEO, Chairman and Director of the Company, and 60,000 Class B insider shares at the purchase price of $695.65 to Evan M. Graj, the CFO and director of the Company, respectively. The fair value of these 160,000 shares transferred on the grant date was $33,760 or $0.211 per share per valuation performed by a third-party specialist. The Company accounted for the transfer under ASC 718 stock compensation (See Note 2 for details).

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

Promissory Note — Related Party

On April 18, 2024, the Sponsor agreed to loan the Company up to $500,000 (the “Promissory Note”) to be used for a portion of the expenses of the IPO. This Promissory Note is non-interest bearing, unsecured and is due at the earlier of (1) August 31, 2025, or (2) the date on which the Company consummates an initial public offering of its securities, unless accelerated upon the occurrence of an Event of Default. As of June 30, 2025 and December 31, 2024, the Company has an outstanding loan balance of $426,975 and $331,927, respectively. This Promissory Note was subsequently repaid on July 7, 2025 (see Note 9 for details).

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

On June 26, 2025, the Sponsor HoldCo agreed to loan the Company up to $500,000 to meet the Company’s working capital needs following the consummation of the IPO. The loan was evidenced by a promissory note that was non-interest bearing and unsecured, and it was to be paid upon the earlier of (1) the date on which the Company consummates a business combination or merger with a qualified target company, and (2) the date of the liquidation of the Company. The Sponsor HoldCo has the right, but not the obligation, to convert this loan, in whole or in part, into private units of the Company, each consisting of one Class A ordinary share, one right to receive one-eighth of one Class A ordinary share. The number of private units to be received by the Sponsor HoldCo in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor HoldCo by (y) $10.00.

As of June 30, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

Due to/Due from Related Parties

On May 21, 2024, the Company signed the offer letter with the CEO and CFO for compensation of $7,500 and $5,000 per month in cash and $10,000 and $6,000 per month in cash for the post-IPO period, respectively.

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

As of May 11, 2025, the accrued salary expenses of $108,602 under the original offer letters were adjusted to additional paid-in capital as related parties debt forgiveness under the Amendments.

As of June 30, 2025 and December 31, 2024, the Company had prepaid salary expenses of $7,500 and salary payable of $32,500, respectively, for the CEO.

As of June 30, 2025 and December 31, 2024, the Company had prepaid salary expenses of $5,000 and salary payable of $21,901, respectively, for the CFO.

Note 6 — Commitments and Contingencies

Underwriter Registration Rights

The holders of the insider shares, Private Placement Units (including securities contained therein) and Units (including securities contained therein) that may be issued on conversion of Working Capital Loans or extension loans will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of this offering requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the Company’s initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to an additional 975,000 Units solely to cover over-allotments, if any. The underwriters had exercised the over-allotment option.

The underwriter was paid a cash underwriting discount of $0.10 per Unit, or $747,500 at the closing of the IPO. In addition, the Company issued to the underwriters 112,125 Class A ordinary shares at the closing of the IPO.

In conjunction with the IPO, the Company issued to the underwriter 112,125 Class A ordinary shares for no consideration. The fair value of the Representative Shares accounted for as compensation under ASC 718 is included in the offering costs. The estimated fair value of the Representative Shares as of the IPO date totaled $293,020, or $2.61 per share.

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

Note 7 — Shareholder’s Equity

Preferred Share — The Company is authorized to issue 5,000,000 shares of preference share, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025 and December 31, 2024, there were no preferred shares issued or outstanding.

Class A Ordinary Share — The Company is authorized to issue 445,000,000 shares of Class A ordinary share with $0.0001 par value. As of June 30, 2025 and December 31, 2024, there were 1,142,125 shares of Class A ordinary share issued and outstanding, excluding 7,475,000 shares subject to possible redemption, and none, respectively.

Class B Ordinary Share — The Company is authorized to issue 50,000,000 shares of Class B ordinary share with $0.0001 par value. On April 18, 2024, the Company issued an aggregate of 2,156,250 Class B Insider shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.012 per share. On June 27, 2024, the Company issued an additional of 4,521,169 Class B ordinary shares to the Sponsor at par value, for $452. On February 25, 2025, the Sponsor agreed to transfer all the Class B insider shares it held to Sponsor HoldCo as capital contribution, in exchange for the issuance of 100 membership interests to the Sponsor and for the admission of the Sponsor as the sole member of the Sponsor HoldCo. On April 30, 2025, the Sponsor agreed to surrender 4,507,258 Class B insider shares it held, as a result of which the Sponsor HoldCo owns 2,010,161 Class B insider shares. All these changes of shares were retroactively reflected in the outstanding Class B ordinary shares as of December 31, 2024. On May 21, 2025, Sponsor HoldCo converted 800,000 Class B ordinary shares, par value $0.0001 per share, on a one-for-one basis to 800,000 Class A ordinary shares of the Company, par value $0.0001 per share. As a result, the Sponsor HoldCo owns 800,000 Class A insider shares and 1,150,161 Class B insider shares, excluding 160,000 shares transferred to CEO and CFO and 60,000 shares transferred to three directors. As of June 30, 2025 and December 31, 2024, an aggregate 1,370,161 and 2,170,161 Class B ordinary shares were issued and outstanding.

Rights

As of June 30, 2025 and December 31, 2024, there were 7,475,000 and none public Rights included in the public Units outstanding, respectively, and 230,000 and none private Rights included in the Private Placement Units outstanding, respectively. Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-eighth of one Class A ordinary share upon consummation of the Company’s initial Business Combination. In the event the Company will not be the surviving company upon completion of the Company’s initial Business Combination, each right will automatically be converted to receive the kind and amount of securities or properties of the surviving entity that each one-eighth of one Class A ordinary share underlying each right is entitled to upon consummation of the Business Combination subject to any dissenter rights under the applicable law. The Company will not issue fractional shares in connection with a conversion of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Companies Act and any other applicable Cayman Islands law. As a result, you must hold rights in multiples of eight in order to receive shares for all of your Class A ordinary shares underlying the rights upon closing of a Business Combination. If the Company are unable to complete an initial Business Combination within the required time period and the Company redeem the public shares for the funds held in the trust account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. The Company shall reserve such amount of its profits or share premium in order to pay up the par value of each share issuable in respect of the rights.

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

				For the period from
	For the	For the	For the	March 27,
	Three Months Ended	Three Months Ended	Six Months Ended	2024 (Inception) to
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Formation and operating costs	$162,486	$32,717	$279,813	$32,772
Stock compensation expense	155,904	31,905	155,904	31,905
Loss from operations	(318,390)	(64,622)	(435,717)	(64,677)

Interest and dividend income on investments held in Trust Account	248,334	-	248,334	-
Total other income	248,334	-	248,334	-

Net loss	$(70,056)	$(64,622)	$(187,383)	$(64,677)

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

On July 31, 2025, Mr. Bala Padmakumar, then Chairman, CEO and director of the Company notified the board of directors of the Company, that he has decided to resign all the positions he held at the Company, effective immediately. He has received all the monthly compensation payments as provided in the offer letter by and between him and the Company, dated as of May 21, 2024 and as amended on May 11, 2025 up to July 31, 2025, and the Offer Letter shall be deemed to have been terminated as of July 31, 2025.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (the “IPO” described below) filed with the Securities Exchange Commission (the “SEC”) on June 5, 2025 (File No. 001-42651) (the “Prospectus”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On June 16, 2025, the Company announced that holders of the Company’s units may elect to separately trade the Class A ordinary shares and rights included in its units, commencing on or about June 20, 2025. The Class A ordinary shares and rights would trade on the Nasdaq Global Market (“Nasdaq”) under the symbols “CHPG” and “CHPGR”, respectively. Units not separated would continue to trade on Nasdaq under the symbol “CHPGU.”

Recent Development

On July 31, 2025, Mr. Bala Padmakumar, then Chairman, CEO and director of the Company notified the board of directors of the Company, that he has decided to resign all the positions he held at the Company, effective immediately.

Mr. Padmakumar had no known disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Mr. Padmakumar has received all the monthly compensation payments as provided in the offer letter by and between him and the Company, dated as of May 21, 2024 and as amended on May 11, 2025 (“the Offer Letter”) up to July 31, 2025, and the Offer Letter shall be deemed to have been terminated as of July 31, 2025.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the IPO and after the IPO, identifying a target company for a Business Combination. Following the IPO, we will not generate any operating revenues until after completion of our initial business combination. We expect to generate non-operating income in the form of interest and dividend income on investment held in trust account after the IPO. After the IPO, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2025, we had a net loss of $70,056, which consisted of formation and operating costs of $162,486 and stock compensation expense of $155,094. These were partially offset by interest and dividend income on investments held in trust account of $248,334.

For the three months ended June 30, 2024, we had a net loss of $64,622, which consisted of formation and operating costs of $32,717 and stock compensation expense of $31,905.

For the six months ended June 30, 2025, we had a net loss of $187,383, which consisted of formation and operating costs of $279,813 and stock compensation expense of $155,094. These were partially offset by interest and dividend income on investments held in trust account of $248,334.

For the period from March 27, 2024 (inception) to June 30, 2024, we had a net loss of $64,677, which consisted of formation and operating costs of $32,772 and stock compensation expense of $31,905.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to completion of the IPO through contribution from our sponsor of $22,901 to purchase the founder shares (the initial purchase price of $25,001 for the issuance of the 2,170,161 insider shares less the consideration price of $2,551 to be received from directors and officers in exchange for the transfer of certain insider shares) and up to $500,000 in loans from our sponsor under an unsecured promissory note.

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

As of June 30, 2025, we had $383,204 in cash and a working capital of $73,117 excluding deferred offering costs.

For the six months ended June 30, 2025, there was $400,679 of cash used in operating activities resulting from net loss of $187,383, dividend earned on investments held in trust account of $248,334, the increase in prepaid expenses of $106,832, the increase in prepaid expenses-related parties of $12,500, and the decrease in accounts payable and accrued expenses of $55,735. The changes were partially offset by stock compensation expense of $155,904 and the increase in due to related parties of $54,201.

For the period from March 27, 2024 (inception) through June 30, 2024, there was $51,962 of cash used in operating activities resulting from net loss of $64,677 and the increase in prepaid expenses of $25,907. The changes were partially offset by stock compensation expense of $31,905 and the increase in accounts payable and accrued expenses of $6,717.

For the six months ended June 30, 2025, there was $75,123,750 of cash used in investing activity resulting from the purchase of investments held in trust account.

For the period from March 27, 2024 (inception) through June 30, 2024, there was no investing activities.

For the six months ended June 30, 2025, there was $75,907,630 of cash provided by financing activities resulting from the proceeds from public offering of $74,750,000, from private placement of $2,300,000, and from promissory note-related parties of $95,048. The changes were partially offset by the payment of underwriter discount of $747,500 and of deferred offering costs of $489,918.

For the period from March 22, 2024 (inception) through June 30, 2024, there was $51,962 of cash provided by financing activities resulting from the proceeds from promissory note-related parties of $136,962 and from issuance of Class B ordinary shares of $25,000. The changes were partially offset by the payment of deferred offering costs of $110,000.

As of June 30, 2025, $75,372,084 was held in the Trust Account in money market funds, which are invested in U.S. Treasury Securities. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Initial Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete an Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor HoldCo, Sponsor or their affiliates or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment.

On June 26, 2025, the Company issued a promissory note to the Sponsor HoldCo, under which the Sponsor HoldCo may loan the Company up to $500,000 to be used for a portion of the working capital. This loan is non-interest bearing, unsecured and is due at the earlier of (1) the date on which the Company consummates its initial business combination or (2) the date on which the Company liquidates and dissolves. The Sponsor HoldCo, as the payee, has the right, but not the obligation, to convert the note, in whole or in part, into Private Placement Units of the Company, that are identical to the Private Placement Units issued by the Company in the Private Placement consummated simultaneously with the Company’s IPO, subject to the Cap described below, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Initial Business Combination. The number of Private Placement Units to be received by the Sponsor HoldCo in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor HoldCo by (y) $10.00.

Up to $1,500,000 of the loans (the “Cap”) made by our Sponsor HoldCo, sponsor, our officers and directors, or our or their affiliates to us prior to or in connection with our initial business combination may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor HoldCo, sponsor, our officers and directors or an affiliate of theirs as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

As of June 30, 2025, the Company, had $0 borrowings under the working capital loans.

On July 7, 2025, the Company repaid $350,000 of the promissory note, dated April 18, 2024, to Sponsor and transferred the remaining balance of $76,975 to the working capital loan.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of June 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this prospectus as we have not conducted any operations to date.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer) (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On August 12, 2025, the board of directors were informed that Mr. Sunny Kah Wei Tan, the director of the Sponsor and manager of the Sponsor LLC, has recently passed away. According to the company’s understanding of applicable Cayman Islands law, the director position of the Sponsor and manager position of the Sponsor LLC would be vacated until an executor or administrator is appointed by a Cayman Islands court. In addition, absent an appointment of an executor or administrator by the Cayman Islands court, no natural person may exercise any rights conferred by the memorandum and articles of association of the Sponsor as a shareholder thereof, or any rights conferred by the LLC agreement of the Sponsor LLC as a member thereof. The Company understands that Ms. Teo Li Chen, the surviving spouse of Mr. Tan, is exploring legal options to assume control over Mr. Tan’s assets in the Sponsor and Sponsor LLC.

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

ChampionsGate Acquisition Corporation

Date: August 15, 2025	By:	/s/ Evan M. Graj
Evan M. Graj
Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)