Form 10-Q
period 2025-09-30
ChampionsGate Acquisition Corp
filed 2025-11-17
CIK 2024460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 13, 2025, there were 8,617,125 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 1,370,161 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

ChampionsGate Acquisition Corporation

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHAMPIONSGATE ACQUISITION CORPORATION

BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2025	2024
Assets
Current Assets
Cash	$17,351	$3
Prepaid expenses	83,547	26,000
Total Current Assets	100,898	26,003

Deferred offering costs	-	269,102
Investments held in Trust Account	76,167,558	-
Total Assets	$76,268,456	$295,105

Liabilities and Shareholder’s Deficit
Current Liabilities
Accounts payable and accrued expenses	$30,751	$67,398
Accrued offering costs	-	35,320
Due to related parties	-	54,401
Promissory note - related party	-	331,927
Working capital loan - related party	93,434	-
Total Current Liabilities	124,185	489,046

Deferred underwriting commission payable	1,495,000	-
Total Liabilities	1,619,185	489,046

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 7,475,000 shares at redemption value of $10.19 per share as of September 30, 2025 and none for December 31, 2024	76,167,558	-

Shareholders’ Deficit:
Preference shares, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 445,000,000 shares authorized, 1,142,125 shares (excluding 7,475,000 shares subject to possible redemption) and none issued and outstanding as of September 30, 2025 and none for December 31, 2024	114	-
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 1,370,161 and 2,170,161 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	137	217
Additional paid-in capital	-	56,689
Contribution receivable	-	(1)
Accumulated deficit	(1,518,538)	(250,846)
Total Shareholders’ Deficit	(1,518,287)	(193,941)
Total Liabilities and Shareholders’ Deficit	$76,268,456	$295,105

The accompanying notes are an integral part of these unaudited financial statements.

CHAMPIONSGATE ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

					For The Period From
	For The Three Months Ended	For The Three Months Ended		For The Nine Months Ended	March 27, 2024 (Inception) Through
	September 30, 2025	September 30, 2024		September 30, 2025	September 30, 2024

Formation and operating costs	$113,186	$107,443		$392,999	$140,215
Stock compensation expense	-	-		155,904	31,905
Loss from operations	(113,186)	(107,443)		(548,903)	(172,120)

Other income
Interest and dividend income on investments held in Trust Account	795,474	-		1,043,808	-
Total other income	795,474	-		1,043,808	-

Net income (loss)	$682,288	$(107,443)		$494,905	$(172,120)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	7,475,000	-		3,407,721	-
Basic and diluted income per share, Class A ordinary shares subject to possible redemption	$0.07	$-		$0.09	$-
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	2,512,286	1,887,097	(1)(2)	2,172,110	1,887,097	(1)(2)
Basic and diluted net income (loss) per share, non-redeemable Class A and Class B ordinary shares	$0.07	$(0.06)		$0.09	$(0.09)

(1)

Excludes up to 283,064 of the Class B ordinary shares that were subject to surrender by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment is exercised (see Note 5). On May 29, 2025, the Company consummated the Initial Public Offering (the “IPO”) of 7,475,000 units at $10.00 per unit, which includes the full exercise of the underwriter’s over-allotment option, therefore the 283,064 Class B ordinary shares are no longer subject to forfeiture.

(2)	Gives retroactive effect to forfeiture of 4,507,258 shares issue to the Sponsor at par value on April 30, 2025.

The accompanying notes are an integral part of these unaudited financial statements.

CHAMPIONSGATE ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

			Ordinary Shares				Additional			Total
	Preference Shares		Class A		Class B		Paid-in	Contribution	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance as of December 31, 2024	-	$-	-	$-	2,170,161	$217	$56,689	$(1)	$(250,846)	$(193,941)
Net loss	-	-	-	-	-	-	-	-	(117,327)	(117,327)
Balance as of March 31, 2025	-	-	-	-	2,170,161	217	56,689	(1)	(368,173)	(311,268)
Contribution received	-	-	-	-	-	-	-	1	-	1
Sale of private placement units, including over-allotment	-	-	230,000	23	-	-	2,299,977	-	-	2,300,000
Issuance of representative shares	-	-	112,125	11	-	-	293,009	-	-	293,020
Fair value of rights included in public units	-	-	-	-	-	-	2,441,833	-	-	2,441,833
Allocated value of transaction costs to rights included in public units	-	-	-	-	-	-	(123,756)	-	-	(123,756)
Initial measurement of carrying value to redemption value	-	-	-	-	-	-	(5,232,258)	-	(718,789)	(5,951,047)
Remeasurement of carrying value to redemption value	-	-	-	-	-	-	-	-	(248,334)	(248,334)
Stock compensation expense	-	-	-	-	-	-	155,904	-	-	155,904
Related parties debt forgiveness	-	-	-	-	-	-	108,602	-	-	108,602
Conversion of Class B shares to Class A shares	-	-	800,000	80	(800,000)	(80)	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(70,056)	(70,056)
Balance as of June 30, 2025	-	-	1,142,125	114	1,370,161	137	-	-	(1,405,352)	(1,405,101)
Remeasurement of carrying value to redemption value	-	-	-	-	-	-	-	-	(795,474)	(795,474)
Net income	-	-	-	-	-	-	-	-	682,288	682,288
Balance as of September 30, 2025	-	$-	1,142,125	$114	1,370,161	$137	$-	$-	$(1,518,538)	$(1,518,287)

			Ordinary Shares				Additional			Total
	Preference Shares		Class A		Class B		Paid-in	Contribution	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance as of March 27, 2024 (Inception)	-	$-	-	$-	-	$-	$-	$-	$-	$-
Shares issued to initial shareholder and executives (1)	-	-	-	-	2,156,250	216	24,784	-	-	25,000
Additional shares issued to initial shareholder	-	-	-	-	4,521,169	452	-	(452)	-	-
Forfeiture of shares issued to initial shareholder (2)	-	-	-	-	(4,507,258)	(451)	-	451	-	-
Net loss	-	-	-	-	-	-	-	-	(55)	(55)
Balance as of March 31, 2024	-	-	-	-	2,170,161	217	24,784	(1)	(55)	24,945
Stock compensation expense	-	-	-	-	-	-	31,905	-	-	31,905
Net loss	-	-	-	-	-	-	-	-	(64,622)	(64,622)
Balance as of June 30, 2024	-	-	-	-	2,170,161	217	56,689	(1)	(64,677)	(7,772)
Net loss	-	-	-	-	-	-	-	-	(107,443)	(107,443)
Balance as of September 30, 2024	-	$-	-	$-	2,170,161	$217	$56,689	$(1)	$(172,120)	$(115,215)

(1)	This number includes 283,064 Class B ordinary shares outstanding as the over-allotment option was exercised in full on May 29, 2025 (see Note 5).

(2)	Gives retroactive effect to forfeiture of 4,507,258 shares issue to the Sponsor at par value on April 30, 2025.

The accompanying notes are an integral part of these unaudited financial statements.

CHAMPIONSGATE ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended	For The Period From March 27, 2024 (Inception) Through
	September 30, 2025	September 30, 2024
Cash Flows from Operating Activities:
Net income (loss)	$494,905	$(172,120)
Adjustments to reconcile net loss to net cash used in operating activities
Stock compensation expense	155,904	31,905
Interest and dividend earned on investments held in Trust Account	(1,043,808)	-
Changes in operating assets and liabilities:
Prepaid expenses	(57,547)	(26,000)
Due to related parties	54,201	16,774
Accounts payable and accrued expenses	(36,646)	57,922
Net Cash Used in Operating Activities	(432,991)	(91,519)

Cash Flows from Investing Activity:
Purchase of investments held in trust account	(75,123,750)	-
Net Cash Used in investing Activity	(75,123,750)	-

Cash Flows from Financing Activities:
Proceeds from public offering	74,750,000	-
Proceeds from private placement	2,300,000	-
Proceeds from promissory note - related party	95,048	219,862
Payment of promissory note - related party	(350,000)	-
Proceeds from working capital loan - related party	16,459	-
Proceeds from issuance of Class B ordinary shares	-	25,000
Payment of underwriter discount	(747,500)	-
Payment of deferred offering costs	(489,918)	(153,295)
Net Cash Provided by Financing Activities	75,574,089	91,567

Net Change in Cash	17,348	48

Cash, beginning of period	3	-
Cash, end of period	$17,351	$48

Supplemental Disclosure of Noncash Activities:
Deferred offering costs included in accrued offering costs	$-	$70,010
Deferred underwriting commission payable	$1,495,000	$-
Capital contribution through repayment of promissory notes	$1	$-
Issuance of representative shares	$293,020	$-
Conversion of Class B shares to Class A shares	$80	$-
Initial measurement of carrying value to redemption value	$5,951,047	$-
Remeasurement of carrying value to redemption value	$1,043,808	$-
Related parties debt forgiveness	$108,602	$-
Conversion of promissory note - related party to working capital loan - related party	$76,975	$-

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

As of September 30, 2025, the Company had not commenced any operations. For the period from March 27, 2024 (inception) through September 30, 2025, the Company’s efforts have been limited to organizational activities as well as activities related to the IPO (see Note 3). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and Private Placement (see Note 4).

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

Upon the closing of the IPO, management has agreed that at least $10.05 per Unit sold in the IPO will be held into a U.S.-based trust account (“trust account”). The funds held in the trust account will be invested only in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act which invest solely in direct U.S. government treasury. Except with respect to divided and/or interest earned on the funds held in the trust account that may be released to the Company to pay the Company’s tax obligation, if any, the proceeds from the IPO and the sale of the Private Placement Units that are deposited and held in the trust account will not be released from the trust account until the earliest to occur of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the company’s second amended and restated memorandum and articles of association to (A) modify the substance or timing of obligation to redeem 100% of the Company’s public shares if the Company does not complete the Company’s initial Business Combination within 18 months from the closing of the IPO. (The Company has eighteen (18) months after the Closing Date to complete its initial Business Combination unless the Company and the Sponsor and/or designees elect to extend this initial time period pursuant to the following scenarios: (x) in the event that the Company executes a definitive agreement for an initial Business Combination within 18 months after the Closing Date, it will automatically receive an additional three months to consummate the initial Business Combination or (y) the Company and the Sponsor and/or designees may extend that initial time period two times by an additional three months each time up to for a total period of up to 24 months from the Closing Date,  or 27 months from the closing of the IPO if the condition in scenario (x) is met) (the “Combination Deadline”) provided that the Company’s sponsor and/or designees must deposit (the “extension loans”) into the trust account for each three months extension, $747,500, up to an aggregate of $1,495,000, on or prior to the date of the applicable deadline. or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of public shares if the company are unable to complete their initial Business Combination before the Combination Deadline, subject to applicable law. In no other circumstances will a public shareholder have any right or interest of any kind to or in the trust account. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

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

The Company will have until the Combination Deadline to complete its initial Business Combination. The Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to the Company to pay the Company’s franchise and income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor HoldCo and each member of management team have entered into an agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any insider shares (as defined in Note 5) they hold if the Company fail to consummate an initial Business Combination before the Combination Deadline.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.05 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.05 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of this IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor have the Company independently verified whether the Company’s Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the company. Therefore, it cannot be assured that that the Sponsor would be able to satisfy those obligations. None of the officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Going Concern Consideration

As of September 30, 2025, the Company had a working capital deficit of $23,287. The Company expects to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. Management’s plans to address this need for capital through the Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete a Business Combination before the Combination Deadline, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful within the required period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited financial statements do not include any adjustments that might result from the Company’s inability to consummate the Business Combination to continue as a going concern.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The interim financial information provided is unaudited but includes all adjustments which management considers necessary for the fair presentation of the results for the period. Operating results for the interim period ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $17,351 and $3 cash in bank as of September 30, 2025 and December 31, 2024, respectively.

Investments Held in Trust Account

As of September 30, 2025 and December 31, 2024, substantially all of the assets of $76,167,558 and $0 held in the trust account, respectively, are invested primarily in money market funds. These investments are presented on the balance sheet at fair value at the end of each reporting period. Earnings on these investments are included in interest and dividends income in the accompanying statements of operations and is automatically reinvested. The fair value for these investments is determined using quoted market prices in active markets. The interest and dividend income on investments held in trust account were $795,474 and $0 for the three months ended September 30, 2025 and 2024, respectively, $1,043,808 for the nine months ended September 30, 2025, and $0 for the period from March 27, 2024 (inception) through September 30, 2024.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage (“FDIC”) of $250,000. As of September 30, 2025 and December 31, 2024, $0 was over the FDIC limit. The Company has not experienced losses on the account.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — Expenses of Offering. Deferred offering costs consist of underwriting, legal, and other expenses incurred through the balance sheet date that are directly related to the IPO and were charged to shareholders’ equity upon the completion of the IPO.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. Remeasurement of carrying value to redemption value of redeemable ordinary shares is excluded from loss per share as the redemption value approximates fair value. For the three and nine months ended September 30, 2025, the Company has not considered the effect of the Rights included in the IPO and Private Placement Units in the calculation of diluted net income (loss) per share, since the conversion of the Rights is contingent upon the occurrence of future events and the inclusion of such Rights would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic loss per share for the period presented.

	For The Three Months Ended		For The Three Months Ended
	September 30, 2025		September 30, 2024
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Class A	Class A and Class B	Class A	Class A and Class B
	Ordinary	Ordinary	Ordinary	Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per ordinary share:
Numerators:
Allocation of net income (loss)	$510,660	$171,628	$-	$(107,443)
Denominators:
Basic and diluted weighted average shares outstanding	7,475,000	2,512,286	-	1,887,097	(1)(2)
Basic and diluted net income (loss) per ordinary share	$0.07	$0.07	$-	$(0.06)

			For The Period From
			March 27, 2024
	For The Nine Months Ended		(Inception) Through
	September 30, 2025		September 30, 2024
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Class A	Class A and Class B	Class A	Class A and Class B
	Ordinary	Ordinary	Ordinary	Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per ordinary share:
Numerators:
Allocation of net income (loss)	$302,249	$192,656	$-	$(172,120)
Denominators:
Basic and diluted weighted average shares outstanding	3,407,721	2,172,110	-	1,887,097	(1)(2)
Basic and diluted net income (loss) per ordinary share	$0.09	$0.09	$-	$(0.09)

(1)	Excludes up to 283,064 of the Class B ordinary shares that were subject to surrender by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment is exercised (see Note 5). On May 29, 2025, the Company consummated the IPO of 7,475,000 units at $10.00 per unit, which includes the full exercise of the underwriter’s over-allotment option, therefore the 283,064 Class B ordinary shares are no longer subject to forfeiture.

(2)	Gives retroactive effect to forfeiture of 4,507,258 shares issue to the Sponsor at par value on April 30, 2025.

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

May 29, 2025
Unit value	$10.00
Share price	$9.67
Conversion ratio	12.5%
Probability of Business Combination	30.0%
Discount of lack of marketability (DLOM)	2.0%
Fair value of each right	$0.33

The following table presents information about the Company’s assets that are measured at fair value on September 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

September 30, 2025	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in trust account	$76,167,558	$76,167,558	$-	$-
Total	$76,167,558	$76,167,558	$-	$-

December 31, 2024	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in trust account	$-	$-	$-	$-
Total	$-	$-	$-	$-

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

As of September 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross Proceeds	$74,750,000
Less:
Proceeds allocated to Public Rights	(2,441,833)
Class A ordinary shares issuance cost	(3,135,464)
Plus:
Initial measurement of carrying value to redemption value	5,951,047
Remeasurement of carrying value to redemption value	1,043,808
Class A ordinary shares subject to possible redemption, September 30, 2025	$76,167,558

Stock Compensation

The Company accounts for stock-based compensation expense in accordance with ASC 718, “Compensation — Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred. The Company has recognized stock-based compensation expense in the amount of $0 for the three months ended September 30, 2025, $155,904 for the nine months ended September 30, 2025, $0 for the three months ended September 30, 2024, and $31,905 for the period from March 27, 2024 (inception) to September 30, 2024.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On May 15, 2024, the Sponsor entered into a securities transfer agreement, pursuant to which the Sponsor transferred 100,000 Class B insider shares, for a total purchase price of $1,159 to Bala Padmakumar, the CEO, Chairman and Director of the Company, and 60,000 Class B insider shares for a total purchase price of $695 to Evan M. Graj, the CFO and director of the Company, respectively. The fair value of these 160,000 shares transferred on the grant date was $33,760 or $0.211 per share, based on valuation performed by a third-party specialist. The Company accounted for the transfer under ASC 718 stock compensation (See Note 2 for details).

The share price was calculated using a scenario-based method, incorporating probabilities of both a business combination and an IPO, with the total Unit value reaching $10 and the Right valued at one-eighth of the share price. Based on these probabilities, an indicated per share marketable value for the Founders Shares was determined, and a discount for lack of marketability, derived from the Finnerty model, a valuation methodology, was applied to yield a minority non-marketable fair value. The following criteria presents the quantitative information regarding market assumptions used in the founder share valuation performed by a third-party specialist:

May 15, 2024
Estimated Volatility	102.5%
Risk-free rate	4.67%
Spot price	$9.639
Discount of lack of marketability (DLOM)	27.02%

Concurrent with the IPO, the Sponsor transferred an aggregate of 60,000 of its Class B insider shares, or 20,000 each to its three independent directors for their board service, for nominal cash consideration, of $696. The fair value of these 60,000 shares transferred on the grant date was $156,600 or $2.61 per share per valuation performed by a third-party specialist. The Company accounted for the transfer under ASC 718 stock compensation (See Note 2 for details).

The share price was calculated using a scenario-based method, incorporating probabilities of both a business combination and an IPO, with the total Unit value reaching $10 and the Right valued at one-eighth of the share price. Based on these probabilities, an indicated per share marketable value for the Founders Shares was determined, and a discount for lack of marketability, derived from the Finnerty model, was applied to yield a minority non-marketable fair value. The following criteria presents the quantitative information regarding market assumptions used in the founder share valuation performed by a third-party specialist:

May 29, 2025
Per Share Value of Class A Ordinary Shares	$8.89
Probability of Business Combination	30.0%
Per Share Value of Class B Ordinary Shares (Marketable Basis)	$2.67
Discount of lack of marketability (DLOM)	2.0%

Promissory Note — Related Party

On April 18, 2024, the Sponsor agreed to loan the Company up to $500,000 (the “Promissory Note”) to be used for a portion of the expenses of the IPO. This Promissory Note is non-interest bearing, unsecured and is due at the earlier of (1) August 31, 2025, or (2) the date on which the Company consummates an initial public offering of its securities, unless accelerated upon the occurrence of an Event of Default. On July 7, 2025, the Company repaid $350,000 under the Promissory Note to Sponsor and transferred the remaining balance of $76,975 to the Working Capital Loan (defined below). As of September 30, 2025 and December 31, 2024, the Company has an outstanding loan balance of $0 and $331,927, respectively.

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

As of September 30, 2025 and December 31, 2024, the Company had $93,434 and $0 borrowings under the Working Capital Loans, respectively.

Due to/Due from Related Parties

On May 21, 2024, the Company signed the offer letter with the CEO and CFO for compensation of $7,500 and $5,000 per month in cash, respectively, and $10,000 and $6,000 per month in cash for the post-IPO period, respectively.

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

The CFO shall receive (i) monthly cash compensation of $5,000 for three months from the date of the offer letter until the IPO is consummated, (ii) monthly cash compensation of $5,000 for three months from the date the IPO is consummated and 90th date after the closing of the IPO, (iii) $15,000 upon the entry of a definitive agreement by the Company, (iv) $15,000 upon the closing of the Company’s initial business combination.

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

As of September 30, 2025 and December 31, 2024, the Company had salary payable for the CEO of $0 and $32,500, respectively.

As of September 30, 2025 and December 31, 2024, the Company had salary payable for the CFO of $0 and $21,901, respectively.

Note 6 — Commitments and Contingencies

Underwriter Registration Rights

The holders of the insider shares, Private Placement Units (including securities contained therein) and Units (including securities contained therein) that may be issued on conversion of Working Capital Loans or extension loans will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the Company’s initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter of the IPO a 45-day option to purchase up to an additional 975,000 Units solely to cover over-allotments, if any. The underwriters exercised the over-allotment option.

The underwriter was paid a cash underwriting discount of $0.10 per Unit, or $747,500 at the closing of the IPO. In addition, the Company issued 112,125 Class A ordinary shares to the underwriter at the closing of the IPO.

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

Note 7 — Shareholder’s Equity

Preferred Share — The Company is authorized to issue 5,000,000 shares of preference share, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, there were no preferred shares issued or outstanding.

Class A Ordinary Share — The Company is authorized to issue 445,000,000 shares of Class A ordinary share with $0.0001 par value. As of September 30, 2025 and December 31, 2024, there were 1,142,125 shares of Class A ordinary share issued and outstanding, excluding 7,475,000 shares subject to possible redemption, and none, respectively.

Class B Ordinary Share — The Company is authorized to issue 50,000,000 shares of Class B ordinary share with $0.0001 par value. On April 18, 2024, the Company issued an aggregate of 2,156,250 Class B Insider shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.012 per share. On June 27, 2024, the Company issued an additional of 4,521,169 Class B ordinary shares to the Sponsor at par value, for $452. On February 25, 2025, the Sponsor agreed to transfer all the Class B insider shares it held to Sponsor HoldCo as capital contribution, in exchange for the issuance of 100 membership interests to the Sponsor and for the admission of the Sponsor as the sole member of the Sponsor HoldCo. On April 30, 2025, the Sponsor agreed to surrender 4,507,258 Class B insider shares it held, as a result of which the Sponsor HoldCo owns 2,010,161 Class B insider shares. All these changes of shares were retroactively reflected in the outstanding Class B ordinary shares as of December 31, 2024. On May 21, 2025, Sponsor HoldCo converted 800,000 Class B ordinary shares, par value $0.0001 per share, on a one-for-one basis to 800,000 Class A ordinary shares of the Company, par value $0.0001 per share. As a result, the Sponsor HoldCo owns 800,000 Class A insider shares and 1,150,161 Class B insider shares, excluding 160,000 shares transferred to CEO and CFO and 60,000 shares transferred to three directors. As of September 30, 2025 and December 31, 2024, an aggregate 1,370,161 and 2,170,161 Class B ordinary shares were issued and outstanding, respectively.

Rights

As of September 30, 2025 and December 31, 2024, there were 7,475,000 and none public Rights included in the public Units outstanding, respectively, and 230,000 and none private Rights included in the Private Placement Units outstanding, respectively. Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-eighth of one Class A ordinary share upon consummation of the Company’s initial Business Combination. In the event the Company will not be the surviving company upon completion of the Company’s initial Business Combination, each right will automatically be converted to receive the kind and amount of securities or properties of the surviving entity that each one-eighth of one Class A ordinary share underlying each right is entitled to upon consummation of the Business Combination subject to any dissenter rights under the applicable law. The Company will not issue fractional shares in connection with a conversion of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Companies Act and any other applicable Cayman Islands law. As a result, you must hold rights in multiples of eight in order to receive shares for all of your Class A ordinary shares underlying the rights upon closing of a Business Combination. If the Company are unable to complete an initial Business Combination within the required time period and the Company redeem the public shares for the funds held in the trust account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. The Company shall reserve such amount of its profits or share premium in order to pay up the par value of each share issuable in respect of the rights.

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

				For the period from
	For the	For the	For the	March 27,
	Three Months Ended	Three Months Ended	Nine Months Ended	2024 (Inception) to
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Formation and operating costs	$113,186	$107,443	$392,999	$140,215
Stock compensation expense	-	-	155,904	31,905
Loss from operations	(113,186)	(107,443)	(548,903)	(172,120)

Interest and dividend income on investments held in Trust Account	795,474	-	1,043,808	-
Total other income	795,474	-	1,043,808	-

Net income (loss)	$682,288	$(107,443)	$494,905	$(172,120)

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when these unaudited financial statements were issued. Based on this review, except as discussed below, the Company did not identify any subsequent events that would require adjustment or disclosure in the unaudited financial statements.

On October 17, 2025, Mr. Timothy Boon Liat Lim was appointed as the Chairman, CEO and director of the Company, effective immediately. In connection with the appointment, the Company extended an offer letter to Mr. Lim (the “New Offer Letter”), which he accepted on October 17, 2025, pursuant to which Mr. Lim shall receive $13,250 if and when the Company enters into a definitive agreement with a target company and another $13,250 if and when the Company consummates an initial business combination with a target company.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (the “IPO” described below) filed with the Securities Exchange Commission (the “SEC”) on May 28, 2025 (Registration No. 333-283689)   (the “Prospectus”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

On July 31, 2025, Mr. Bala Padmakumar, then Chairman, CEO and director of the Company notified the board of directors of the Company, that he has decided to resign all the positions he held at the Company, effective immediately.

Mr. Padmakumar had no known disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Mr. Padmakumar has received all the monthly compensation payments as provided in the offer letter by and between him and the Company, dated as of May 21, 2024 and as amended on May 11, 2025 (“the Offer Letter”) through July 31, 2025, and the Offer Letter shall be deemed to have been terminated as of July 31, 2025.

On October 17, 2025, Mr. Timothy Boon Liat Lim was appointed as the Chairman, CEO and director of the Company, effective immediately. In connection with the appointment, the Company extended an offer letter to Mr. Lim (the “New Offer Letter”), which he accepted on October 17, 2025, pursuant to which Mr. Lim shall receive $13,250 if and when the Company enters into a definitive agreement with a target company and another $13,250 if and when the Company consummates an initial business combination with a target company.

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

For the three months ended September 30, 2025, we had a net income of $682,288, which consisted of interest and dividend income on investments held in trust account of $795,474. This was partially offset by formation and operating costs of $113,186.

For the three months ended September 30, 2024, we had a net loss of $107,443, which consisted of formation and operating costs of $107,443.

For the nine months ended September 30, 2025, we had a net income of $494,905, which consisted of interest and dividend income on investments held in trust account of $1,043,808. This was partially offset by formation and operating costs of $392,999 and stock compensation expense of $155,904.

For the period from March 27, 2024 (inception) to September 30, 2024, we had a net loss of $172,120, which consisted of formation and operating costs of $140,215 and stock compensation expense of $31,905.

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

As of September 30, 2025, we had $17,351 in cash and a working capital deficit of $23,287.

For the nine months ended September 30, 2025, there was $432,991 of cash used in operating activities resulting from dividend earned on investments held in trust account of $1,043,808, the increase in prepaid expenses of $57,547, and the decrease in accounts payable and accrued expenses of $36,646. The changes were partially offset by net income of $494,905, stock compensation expense of 155,904 and the increase in due to related parties of $54,201.

For the period from March 27, 2024 (inception) through September 30, 2024, there was $91,519 of cash used in operating activities resulting from net loss of $172,120 and the increase in prepaid expenses of $26,000. The changes were partially offset by stock compensation expense of $31,905, the increase in due to related parties of $16,774, and the increase in accounts payable and accrued expenses of $57,922.

For the nine months ended September 30, 2025, there was $75,123,750 of cash used in investing activity resulting from the purchase of investments held in trust account.

For the period from March 27, 2024 (inception) through September 30, 2024, there were no investing activities.

For the nine months ended September 30, 2025, there was $75,574,089 of cash provided by financing activities resulting from the proceeds from the IPO of $74,750,000, from the proceeds of the private placement consummated simultaneously with the IPO of $2,300,000, proceeds from working capital loans provided by a related party of $16,459, and from promissory note provided by a related party of $95,048. The changes were partially offset by the payment of the underwriter discount of $747,500, the payment of promissory note–related party of $350,000, and the payment of deferred offering costs of $489,918.

For the period from March 22, 2024 (inception) through September 30, 2024, there was $91,567 of cash provided by financing activities resulting from the proceeds from promissory note-related parties of $219,862 and from issuance of Class B ordinary shares of $25,000. The changes were partially offset by the payment of deferred offering costs of $153,295.

As of September 30, 2025, $76,167,558 was held in the Trust Account in money market funds, which are invested in U.S. Treasury securities. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Initial Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete an Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable and up to $100,000 of interest released to the Company to pay dissolution expenses) to complete our initial business combination. We may withdraw interest to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the completion of our initial business combination, we will have available to the Company $1,500,000 of proceeds held outside the trust account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, the Sponsor HoldCo, the Sponsor or their affiliates or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment.

On June 26, 2025, the Company issued a promissory note to the Sponsor HoldCo, under which the Sponsor HoldCo may loan the Company up to $500,000 to be used for a portion of the working capital. The promissory note is non-interest bearing, unsecured and is due at the earlier of (1) the date on which the Company consummates its initial business combination or (2) the date on which the Company liquidates and dissolves. The Sponsor HoldCo, as the payee, has the right, but not the obligation, to convert the promissory note, in whole or in part, into Private Placement Units of the Company, that are identical to the Private Placement Units issued by the Company in the Private Placement consummated simultaneously with the Company’s IPO, subject to the Cap described below, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Initial Business Combination. The number of Private Placement Units to be received by the Sponsor HoldCo in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor HoldCo by (y) $10.00.

Up to $1,500,000 of the loans (the “Cap”) made by our Sponsor HoldCo, sponsor, our officers and directors, or our or their affiliates to the Company prior to or in connection with our initial business combination may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than the Sponsor HoldCo, the sponsor, the officers and directors or their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

As of September 30, 2025, the Company had $93,434 of borrowings under the working capital loans.

On July 7, 2025, the Company repaid $350,000 of the promissory note, dated April 18, 2024, to Sponsor and transferred the remaining balance of $76,975 to the working capital loans.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of September 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this prospectus as we have not conducted any operations to date.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer) (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

ChampionsGate Acquisition Corporation

Date: November 17, 2025	By:	/s/ Timothy Boon Liat Lim
Timothy Boon Liat Lim
Chief Executive Officer (Principal Executive Officer)

Date: November 17, 2025	By:	/s/ Evan M. Graj
Evan M. Graj
Chief Financial Officer (Principal Financial Officer)