Form 10-K
period 2025-12-31
ChampionsGate Acquisition Corp
filed 2026-04-10
CIK 2024460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number: 001-42651

CHAMPIONSGATE ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	NA
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

419 Webster Street Monterey, CA	93940
(Address of principal executive offices)	(Zip Code)

(831)-204-7337

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, consisting of one Class A ordinary share, $0.0001 par value, and one Right to acquire one-eighth of one Class A ordinary share	CHPGU	The Nasdaq Stock Market LLC
Class A ordinary shares, $0.0001 par value	CHPG	The Nasdaq Stock Market LLC
Rights, each whole right to acquire one-eighth of one Class A ordinary share	CHPGR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of April 9, 2026, there were 8,617,125 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 1,370,161 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to complete an initial business combination;

●	our expectations around the performance of prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

References in this report to “we,” “our,” “us” or the “Company” refer to ChampionsGate Acquisition Corporation. References to our “management” or our “management team” refer to our current officers and directors, references to the “sponsor” refer to ST Sponsor Limited, and references to the “Sponsor HoldCo” refer to ST Sponsor Investment LLC.

Item 1. Business.

General

We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination involving the Company, with one or more businesses or entities, which we refer to throughout this report as our “initial business combination”. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, we are a “shell company” as defined under the Securities Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

On May 29, 2025, the Company consummated its initial public offering (the “IPO”) of 7,475,000 units (“Units”), including 975,000 additional Units granted to the underwriters to cover over-allotments, if any (the “Over-Allotment Option”). Each Unit consists of one Class A ordinary share, $0.0001 par value per share (“Class A ordinary shares”), and one right (“rights”) to receive of one-fifth of one Class A ordinary share upon the completion of the initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $74,750,000.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 230,000 units (the “Private Placement Units”) to the Sponsor HoldCo, at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,300,000.

Upon the closing of the IPO, management has agreed that $74,750,000, or $10.00 per Unit sold in the IPO, would be held into a U.S.-based trust account (“trust account”), with Continental Stock Transfer & Trust Company acting as trustee. The funds held in the trust account are invested only in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act which invest solely in direct U.S. government treasury. Except with respect to divided and/or interest earned on the funds held in the trust account that may be released to the Company to pay the Company’s tax obligation, if any, the proceeds from the IPO and the sale of the Private Placement Units that are deposited and held in the trust account will not be released from the trust account until the earliest to occur of (i) the completion of the Company’s initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the company’s memorandum and articles of association effective at the time to (A) modify the substance or timing of obligation to redeem 100% of the Company’s public shares if the Company does not complete the Company’s initial business combination by the Combination Deadline (as defined below), or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of public shares if the Company is unable to complete their initial business combination by the Combination Deadline, subject to applicable law. In no other circumstances will a public shareholder have any right or interest of any kind to or in the trust account. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location. Since our IPO, our sole business activity has been identifying and evaluating suitable target businesses. We presently have no revenue and have had losses since inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the Sponsor HoldCo, sponsor and other parties to fund our operations.

Initial Business Combination

Nasdaq rules require that we must complete one or more initial business combinations with a total aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding any deferred underwriters’ fees and taxes payable on the interest income earned on the trust account) at the time of our signing of a definitive agreement in connection with our initial business combination. We refer to this as the 80% of net assets test. If our board of directors determines that it is not able to independently determine the fair market value of the target business or businesses, we may obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm, with respect to the satisfaction of such criteria. In addition, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We currently intend to structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act.

Even if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target, our shareholders prior to the initial business combination may collectively own a minority interest in the post- transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the outstanding equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. If our securities are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of net asset test.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Business Strategy and Acquisition Criteria

Our management team intends to focus on creating shareholder value by leveraging its experience in the management and operation of businesses to improve the efficiency of operations while implementing strategies to scale revenue organically and/or through acquisitions. Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are essential in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we consider it appropriate to do so:

●	Strong Management Team

We will seek to acquire those businesses with reasoned and strong managements having a track record of driving growth and profitability; or having proposition of the businesses that may likely be well received by public investors.

●	Niche Deal Size with Growth Potential

We intend to seek target companies that have underexploited expansion opportunities. This expansion can be accomplished through a combination of accelerating organic growth and finding attractive add-on acquisition targets. Our management team has significant experience in identifying such targets and in helping target management assess the strategic and financial fit. Similarly, our management has the expertise to assess the likely synergies and to help a target integrate acquisitions.

●	Long-term Revenue Visibility with Defensible Market Position

In management’s view, the target companies should be close to an anticipated inflection point, such as those companies requiring additional management expertise, those companies able to innovate by developing new products or services, or companies where we believe we have ability to achievement improved profitability performance through an acquisition designed to help facilitate growth.

●	Benefits from Being a U.S. Public Company (Value Creation and Marketing Opportunities)

We intend to search target companies that we believe will help offer attractive risk-adjusted equity returns for our shareholders. Amount other criteria, we expect to evaluate financial returns based on (i) the potential for organic growth in cash flows, (ii) the ability to achieve cost savings, (iii) the ability to accelerate growth, including through the opportunity for follow-on acquisitions, and (iv) the prospects for creating value through other value creation initiatives. We also plan to evaluate potential upside from future growth in the target business’ earnings and an improved capital structure.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Redemption Rights for Public Shareholder upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, if any, divided by the number of then-issued and outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial owner must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our rights. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if an initial business combination does not close. Our initial shareholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our memorandum and articles of association effective at the time (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Combination Deadline or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our memorandum and articles of association effective at the time would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq rules. If we held a shareholder vote to approve our initial business combination, we will, pursuant to our Current Charter:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

Submission of Our Initial Business Combination to a Stockholder Vote

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval of our initial business combination, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our initial shareholders have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, for purpose of seeking shareholder approval for our initial business combination, in addition to our founder shares and Class A ordinary shares underlying the Private Placement Units (the “private shares”), we would need additional 2,593,483 public shares to vote in order to obtain a quorum which is, pursuant to the Current Charter, one-third of our shareholders entitled to vote at the meeting. Once a quorum is obtained, (i) assuming only a quorum is present and voted at such meeting held to vote on our initial business combination, we do not need any additional vote from public shareholders to approve the initial business combination, or (ii) assuming all issued and outstanding shares are present and voted, we need additional 2,593,483, or 34.7%, of the 7,475,000 public shares sold in our initial public offering to be voted in favor of a transaction (none of our officers, directors, initial shareholders or their affiliates has indicated any intention to purchase units in our initial public offering or any units or Class A ordinary shares in the open market or in private transactions (other than the private units)).  Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all.

Limitation on Redemption upon Completion of our Initial Business Combination if We Seek Stockholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Current Charter provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the IPO, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor HoldCo, sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the IPO without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Under the Current Charter, if we do not consummate the initial business combination by the Combination Deadline, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination by the Combination Deadline. Our Current Charter provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Corporate Information

Our executive offices are located at 419 Webster Street, Monterey, CA 93940, and our telephone number is 831-204-7337. We are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in current reports on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us by mail to 419 Webster Street, Monterey, CA 93940.

Status as a Public Company

We believe our structure will make us an attractive initial business combination partner to target businesses. As an existing public company, we offer a target business an alternative to a traditional initial public offering through a merger or other initial business combination with us. In an initial business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our Class A Ordinary Shares (or shares of a new holding company) or for a combination of our Class A Ordinary Shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than a typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical initial business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a special purpose acquisition company, including our lack of an operating history and our potential need to seek shareholder approval of a proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”) and as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have encountered, and expect to continue to encounter, intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups, leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting initial business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and potential future dilutions that our outstanding warrants represent, which may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at 419 Webster Street, Monterey, CA 93940. We consider our current office space adequate for our current operations.

Employees

We currently have two executive officers, our Chief Executive Officer and Chairman, Timothy Lim, our Chief Financial Officer and Director, Evan Graj. The two individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on the status of the proposed Transactions and, if the proposed Transactions are not consummated, whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

●	We are a blank check company incorporated as a Cayman Islands exempted company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	If we seek shareholder approval of our initial business combination, our initial shareholders have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the initial business combination.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our shareholders.

●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	If the net proceeds of the IPO and the sale of the Private Placement Units not being held in the Trust Account are insufficient to allow us to operate until November 29, 2026 (or up to August 29, 2027, if extended pursuant to the Current Charter), or such later deadline, if the Current Charter is amended to allow additional time to consummate an initial business combination, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our Sponsor HoldCo, sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

●	If we seek shareholder approval of our initial business combination, our Sponsor HoldCo, sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or Public Rights.

●	If a public shareholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Our shareholders will not be entitled to protections normally afforded to investors of many other blank check companies.

●	We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

●	We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

●	We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

●	We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

●	The current economic downturn may lead to increased difficulty in completing our business combination.

●	Recent volatility in capital markets may affect our ability to obtain financing for our business combination through sales of our ordinary shares or issuance of indebtedness.

●	Military conflict in Ukraine or elsewhere may lead to increased and price volatility for public traded securities, which could make it difficult for us to consummate the initial business combination.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our registration statement on Form S-1 (File No. 333-283689) filed in connection with our IPO.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk.

We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our management is generally responsible for assessing and managing any cybersecurity threats. If and when any reportable cybersecurity incident arises, our management shall promptly report such matters to our board of directors for further actions, including regarding the appropriate disclosure, mitigation, or other response or actions that the board deems appropriate to take.

As of the date of this report, we have not encountered any cybersecurity incidents since our IPO.

Item 2. Properties.

We do not own or lease any real estate or other physical properties materially important to our operation. We currently maintain our executive offices at 419 Webster Street, Monterey, CA 93940. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any of our officers or directors in their capacity as such, and we and our officers and directors have not been subject to any such proceeding in the 12 months preceding the date of hereof.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A ordinary shares, rights are each traded on the Nasdaq Stock Market LLC under the symbols “CHPGU,” “CHPG,” and “CHPGR,” respectively, with the unit trading commencing on May 28, 2025, and our Class A ordinary shares and rights trading separately commencing public trading on June 20, 2025.

Holders

On December 31, 2025, there were two holders of record of our units, three holders of record of our Class A ordinary shares, 1 holder of record of our rights, and six holders of record of our Class B ordinary shares.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

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

Use of Proceeds

On May 29, 2025, we consummated the IPO of 7,475,000 Public Units, at a price of $10.00 per Unit, generating gross proceeds of $74,750,000. Simultaneously with the closing of the IPO, we consummated the sale of 230,000 Private Placement Units, to our Sponsor HoldCo in Private Placement, generating gross proceeds of $2,300,000.

The net proceeds of $75,123,750 from the IPO and the Private Placement were placed in the Trust Account established for the benefit of the Company’s public shareholders and the underwriters of the IPO with Continental Stock Transfer & Trust Company acting as trustee.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

References to the “Company”, “us”, “our”, or “we” refer to ChampionsGate Acquisition Corporation. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes herein.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K.

Overview

ChampionsGate Acquisition Corporation (the “Company”) is a blank check company incorporated in the Cayman Islands on March 27, 2024 as an exempted company with limited liability. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination involving the Company, with one or more businesses or entities (the “initial business combination”). We intend to effectuate our initial business combination using cash from the proceeds of our IPO (as defined below), Private Placement (as defined below), and the sale of our shares, debt or a combination of cash, equity and debt. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Our Initial Public Offering

On May 29, 2025, the Company consummated its initial public offering (the “IPO”) of 7,475,000 units (“Units”), including 975,000 additional Units granted to the underwriters to cover over-allotments, if any (the “Over-Allotment Option”). Each Unit consists of one Class A ordinary share, $0.0001 par value per share (“Class A ordinary shares”), and one right (“rights”) to receive of one-fifth of one Class A ordinary share upon the completion of the initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $74,750,000.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 230,000 units (the “Private Placement Units”) to the Sponsor HoldCo, at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,300,000.

The sales of the Private Placement Units issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No commissions were paid in connection with such sales.

Upon the closing of the IPO, management has agreed that $74,750,000, or $10.00 per Unit sold in the IPO, would be held into a U.S.-based trust account (“trust account”), with Continental Stock Transfer & Trust Company acting as trustee. The funds held in the trust account are invested only in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act which invest solely in direct U.S. government treasury. Except with respect to divided and/or interest earned on the funds held in the trust account that may be released to the Company to pay the Company’s tax obligation, if any, the proceeds from the IPO and the sale of the Private Placement Units that are deposited and held in the trust account will not be released from the trust account until the earliest to occur of (i) the completion of the Company’s initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the company’s memorandum and articles of association effective at the time to (A) modify the substance or timing of obligation to redeem 100% of the Company’s public shares if the Company does not complete the Company’s initial business combination by the Combination Deadline (as defined below), or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of public shares if the Company is unable to complete their initial business combination by the Combination Deadline, subject to applicable law. In no other circumstances will a public shareholder have any right or interest of any kind to or in the trust account. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location. Since our IPO, our sole business activity has been identifying and evaluating suitable target businesses. We presently have no revenue and have had losses since inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the Sponsor HoldCo, sponsor and other parties to fund our operations.

Separation of Units

On June 16, 2025, the Company announced that holders of the Company’s Public Units may elect to separately trade the Public Shares and Public Rights from the Public Units, commencing on or about June 20, 2025.

The Class A ordinary shares and rights are traded on the Nasdaq Global Market (“Nasdaq”) under the symbols “CHPG” and “CHPGR”, respectively. Units not separated continue to trade on Nasdaq under the symbol “CHPGU.”

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 27, 2024 (inception) to December 31, 2025 were organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We may generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial business combination.

For the year ended December 31, 2025, we had a net income of $1,175,395, which consisted of the interest and dividend earned on investments held in trust account of $1,778,580. This was partially offset by formation and operating costs of $447,281 and stock-based compensation expense of $155,904.

For the period from March 27, 2024 (inception) through December 31, 2024, we had a net loss of $250,846, which consisted of formation and operating costs of $218,941 and stock-based compensation expense of $31,905.

Liquidity and Capital Resources

The Company’s liquidity needs up to December 31, 2025 had been satisfied through a payment from the Sponsor HoldCo of $25,000 for the founder shares to cover certain offering costs and the proceeds from the public offering and private placements.

Following the closing of the IPO and sale of the Private Placement Units on May 29, 2025, a total of $75,123,750 was placed in the trust account, and we had $464,339 of cash held outside of the trust account, after payment of costs related to the IPO, and available for working capital purposes. In connection with the IPO, we incurred $ 3,259,220 in transaction costs, consisting of $747,500 of underwriting commissions which was paid in cash at the closing date of the IPO, $1,495,000 of deferred underwriting commissions, $293,020 of the Representative Shares (discussed below), and $723,700 of other offering costs.

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

As of December 31, 2025, the Company had cash of $17,251 and a working capital deficit of $77,569.

For the year ended December 31, 2025, there was $491,328 of cash used in operating activities resulting from interest and dividend earned on investments held in trust account of $1,778,580, the increase in prepaid expenses of $47,418, and the decrease in accounts payable and accrued expenses of $50,830. The changes were partially offset by net income of $1,175,395, stock compensation expense of 155,904 and the increase in due to related parties of $54,201.

For the period from March 27, 2024 (inception) through December 31, 2024, there was $123,142 of cash used in operating activities resulting from net loss of $250,846 and the increase in prepaid expenses of $26,000. The changes were partially offset by stock compensation expense of $31,905, the increase in due to related parties of $54,401, and the increase in accounts payable and accrued expenses of $67,398.

For the year ended December 31, 2025, there was $75,123,750 of cash used in investing activities resulting from the purchase of investments held in trust account.

For the period from March 27, 2024 (inception) through December 31, 2024, there were no investing activities.

For the year ended December 31, 2025, there was $75,632,326 of cash provided by financing activities resulting from the proceeds from the IPO of $74,750,000, the proceeds of the private placement consummated simultaneously with the IPO of $2,300,000, proceeds from working capital loans provided by a related party of $74,696, and proceeds from promissory note provided by a related party of $95,048. The changes were partially offset by the payment of the underwriter discount of $747,500, the payment of promissory note–related party of $350,000, and the payment of deferred offering costs of $489,918.

For the period from March 27, 2024 (inception) through December 31, 2024, there was $123,145 of cash provided by financing activities resulting from the proceeds from promissory note-related party of $331,927 and the proceeds from issuance of Class B ordinary shares of $25,000. The changes were partially offset by the payment of deferred offering costs of $233,782.

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

As of December 31, 2025, the Company had $151,671 of borrowings under the working capital loans.

On July 7, 2025, the Company repaid $350,000 of the promissory note, dated April 18, 2024, to Sponsor and transferred the remaining balance of $76,975 to the working capital loans.

We believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, if the we are unable to complete a Business Combination within the Combination Period by November 29, 2026, or up to August 29, 2027 if extended, our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution. There is no assurance that our plans to raise capital or to consummate a Business Combination will be successful or successful within the required period. As a result, management has determined that such additional condition also raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Registration Rights

The holders of the founder shares and Private Placement Units, including any Working Capital Units of those issued upon conversion of Working Capital Loans will be entitled to registration rights pursuant to a registration rights agreement signed on May 27, 2025 by and among the Company and the insiders. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed after the completion of our initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the costs and expenses of filing any such registration statements.

Underwriting Agreement

The underwriters received a cash underwriting discount of $0.10 per Public Unit, or $747,500 in the aggregate and paid at the closing of the IPO and the exercising of over-allotment option in part. In addition, the underwriters will be entitled to a deferred fee of $0.20 per Public Unit, or approximately $1,495,000 in the aggregate upon the consummation of an initial business combination. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that the Company completes its initial business combination, subject to the terms of the underwriting agreement dated May 27, 2025 by and among the Company, and Clear Street LLC.

Critical Accounting Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results may differ from these estimates. We have identified the following critical accounting policies and estimates:

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

Stock Compensation

The Company accounts for stock-based compensation expense in accordance with ASC 718, “Compensation — Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred. The Company has recognized stock-based compensation expense in the amount of $155,904 for the year ended December 31, 2025, and $31,905 for the period from March 27, 2024 (inception) through December 31, 2024.

On May 15, 2024, the Sponsor entered into a securities transfer agreement, pursuant to which the Sponsor transferred 100,000 Class B insider shares, for a total purchase price of $1,159 to Bala Padmakumar, the former CEO, Chairman and Director of the Company, and 60,000 Class B insider shares for a total purchase price of $695 to Evan M. Graj, the CFO and director of the Company, respectively. The fair value of these 160,000 shares transferred on the grant date was $33,760 or $0.211 per share, based on valuation performed by a third-party specialist. The Company accounted for the transfer under ASC 718 stock compensation (See Note 2 for details).

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Reference is made to Pages F-1 through F-19 comprising a portion of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Dismissal of Independent Registered Public Accounting Firm.

On July 31, 2025, the audit committee of the Company authorized dismissal of UHY LLP (“UHY LLP”) as the independent registered public accounting firm of the Company, effective immediately.

The Company was incorporated on March 27, 2024, and the financial statements for the period from March 27, 2024 (inception) to December 31, 2024 were audited by UHY LLP. The auditor’s report of UHY LLP on the financial statements as of December 31, 2024 and for the period from March 27, 2024 (inception) to December 31, 2024 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainties, audit scope, or accounting principles, except for an explanatory paragraph in such report regarding substantial doubt about the Company’s ability to continue as a going concern.

In addition, during the period from March 27, 2024 (inception) through December 31, 2024, and the subsequent interim periods through August 5, 2025, there were no disagreements with UHY LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of UHY LLP, would have caused UHY LLP to make reference in connection with their opinion to the subject matter of the disagreement or reportable events as defined in Item 304(a)(1)(v) of Regulation S-K (“Regulation S-K”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Appointment of New Independent Registered Public Accounting Firm.

On July 31, 2025, the audit committee of the Company authorized the engagement of TAAD, LLP (“TAAD”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025, effective immediately. During the period from the Company’s inception to December 31, 2024, and the period from December 31, 2024 through July 31, 2025, neither the Company nor anyone on its behalf consulted with TAAD regarding (i) the application of accounting principles to any specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that TAAD concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based on the foregoing as well as the material weakness identified below regarding our internal controls over financial reporting, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

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

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act of 2002, as amended, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, and accurately and fairly reflect the transactions of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2025 due to the material weaknesses in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping. These material weaknesses include:

-	lack of management oversight of third-party consultants; and

-	deficiencies in the expense accrual process.

Following the identification of the material weakness, we plan to take remedial measures including:

-	implement a robust review and approval checklist to ensure the accuracy and GAAP compliance of all consultant-prepared workpapers; and

-	implement a formal “Search for Unrecorded Liabilities” procedure during the month-end close, including fully reviewing all open invoices, confirming with vendors about outstanding balances, or searching transactions occurrence date from subsequent cash disbursement.

In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

During the period covered by this Annual Report on Form 10-K, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers, their ages and positions are as follows:

Name	Age	Position
Boon Liat Timothy Lim	60	Chief Executive Officer, Director, and Chairman
Evan M. Graj	49	Chief Financial Officer, and Director
William W. Snyder	57	Independent Director
David Mao	49	Independent Director
Robert H. Grigsby	55	Independent Director

Below is a summary of the business experience of each our executive officers and directors:

Boon Liat Timothy Lim, Chief Executive Officer, Chairman and Director, has served in his current roles since October 2025. Mr. Lim has brought to the Company more than two decades of executive leadership and operational management experience in Southeast Asia. Since January 2022, Mr. Lim has served as an independent consultant, advising business leaders on a variety of strategic and management issues. Previously, Mr. Lim served in various roles at Dragon Group International Ltd (“Dragon Group”), an investment holding company previously listed on the Singapore Stock Exchange, including as an executive director and president of its APA group from 2006 to 2012, executive director and member of the board from 2009 to December 2021, and President and Acting CEO from April 2020 to December 2021. In these roles, Mr. Lim managed the company’s business development and strategies across various business lines. In addition, Mr. Lim also held various roles at ASTI Holdings Ltd., the parent company of the Dragon Group and a major semiconductor developer listed on the Singapore Stock Exchange (SGX: 575), where he served as Group Administrative Officer from 2013 to December 2021, and as Executive Director and member of the board of directors from 2004 to December 2021. In his role as Group Administrative Officer, Mr. Lim supervised a variety of corporate functions for the group and its portfolio companies around the world. Earlier in his career, Mr. Lim served as the President of ASEAN and India of Dragon Technology Distribution Pte. Ltd., a semiconductor component distributor, from 2003 to 2006. Before that, from 1997 to 2003, he founded and served as the Managing Director of Influx Technology Pte. Ltd., a semiconductor component distributor, before selling the business. In addition to his executive roles, Mr. Lim has also served on the board of several public and private companies in Singapore and other Southeast Asia countries. Mr. Lim held a diploma in Sales and Marketing from the Chartered Institute of Marketing in the United Kingdom.

Evan M. Graj, Chief Financial Officer and Director, is an experienced entrepreneur, investor and operator in the technology and digital retail spaces. Currently, Mr. Graj serves as CEO of Fusion AI Inc., a U.S. startup company he founded in September 2023 to deliver AI-powered marketing solutions. He has also been a director of Aifeex Nexus Acquisition Corporation, a Cayman Islands SPAC (Nasdaq: AIFE), since December 2024. Before founding Fusion AI, Mr. Graj has accumulated for more than a decade of experience in the e-commerce space. From July 2022 to August 2023, he served as Chief Strategy Officer of DFI Retail Group (LSE: DFIB), a major Southeast and East Asia retailer; from January 2020 to April 2022, he served as Executive Vice President of NTUC Enterprise Co-operative Limited, the holding company for a group of social enterprises supported by the National Trade Union Congress (NTUC), one of Singapore’s largest trade unions; from September 2018 to November 2019, he served as Australia country manager for Amazon Prime, the paid membership program for the global e-commerce giant, Amazon (Nasdaq: AMZN); from February 2017 to May 2018, he served as Executive Vice President and Regional Head of Express, Lazada Group, one of Southeast Asia’s largest e-commerce websites; from July 2016 to February 2017, Mr. Graj served as General Manager, UberEATs Singapore, the food delivery service arm of Uber (NYSE: UBER). In addition to his extensive experience in retail and e-commerce, Mr. Graj has extensive experience as an entrepreneur, investor and startup founder. Before founding Fusion AI, he founded and served as the CEO of Apricot Delivery, a Thailand e-commerce delivery service, in 2021 to 2022, and founded and served as the CEO of Dine In, a London-based restaurant delivery start-up, between 2010 and 2015. Earlier in his career, after founding and managing several internet businesses in the late 1990s, Mr. Graj spent for almost a decade in the financial industry, leading several algorithm trading practices at several London-based investment banks and asset managers, including Bear Stearns, Newedge Group and Knight Capital. Mr. Graj holds a Bachelor’s Degree in Chemistry from the Massachusetts Institute of Technology and a Master’s Degree in Chemical Physics from Columbia University.

William W. Snyder, Director since May 2025, has extensive experience in corporate finance, financial advisory and business consulting. Since February 2020, Mr. Snyder has served as Managing Partner of Daedalus Analytics International, a provider of business intelligence and strategy advisory services. In addition, since June 2024, Mr. Snyder has also served as the Chairman, CEO and director of Aifeex Nexus Acquisition Corporation, a Cayman Islands SPAC (Nasdaq: AIFE). Before that, between February 2015 and February 2020, Mr. Snyder served as Managing Director, Transaction Advisory Services (TAS), at Ernst & Young (EY). As a senior leader of EY’s TAS practices, Mr. Snyder led diverse, cross-functional teams on a variety of complex financial advisory engagements and served as relationship leaders for major defense, technology, and government clients in the U.S. East Coast. Prior to joining EY, Mr. Snyder served as Managing Director, Valuation Advisory Services, at Alvarez & Marshall, from August 2013 to October 2014, where he was responsible for setting up and growing the Washington, D.C. based financial valuation practice for the management consulting firm. Earlier in his career, Mr. Snyder served as a Managing Director at Duff & Phelps’ Shanghai office, serving as the country leader for the global investment management and advisory firm’s China practice for five years between 2008 to 2013. In this role, Mr. Snyder oversaw the firm’s China practices from Beijing, Shanghai and Hong Kong, and led a variety of advisory engagements for China-related cross-border M&A, joint venture, and cross-border technology acquisition & licensing matters. Mr. Snyder holds a Bachelor’s Degree in Electrical Engineering and Biomedical Engineering from the University of Southern California, a Master’s Degree in Science, Technology & International Affairs from George Washington University, and a Master’s Degree in Economics from Georgetown University. Mr. Snyder is a member of the National Association of Corporate Directors (NACD).

David Mao, Director since May 2025, has more than two decades in financial consulting and financial valuation. He has diverse experience serving a wide range of industries including industrial manufacturing, consumer products, healthcare/life sciences, and technology, media & entertainment. Mr. Mao has been a Managing Director at Ironside Advisory, a M&A advisory firm in California, since January 2023. Before joining Ironside, Mr. Mao served as a Director at RSM US LLP, from September 2020 to December 2022, serving as a senior member and co-leader of the accounting firm’s Los Angeles valuation practices. Between November 2013 to January 2020, Mr. Mao served as a Senior Manager in the Economics & Valuation Services (EVS) practices at KPMG LLP. Prior to joining RSM, Mr. Mao worked for 8 years at Deloitte Financial Advisory Services LLP from 2005 to 2013. Mr. Mao began his career in 2001, working in valuation and advisory positions at various boutique accounting, valuation and advisory firms before joining Deloitte. Mr. Mao holds a Bachelor’s Degree in Business Administration from University of California, Riverside. He is a Chartered Financial Analyst (CFA) charter holder and an Accredited Senior Appraiser (ASA) designation holder.

Robert H. Grigsby, Director since May 2025, has broad experience in private equity and investment, with a particular focus on real estate investment. His decades-long real estate investment and management background includes corporate relocation, lease restructuring, tax incentive negotiation, real estate finance, and investment sales. Since October 2016, Mr. Grigsby has served as the Managing Partner of BSW Capital Group, LLC, a boutique private equity firm he founded to focus on real estate and operating business investment. Previously, from December 2013 to October 2016, he served as Managing Director of Mandalay-FCRE Management Company LLC, an independent real estate investment firm with offices in U.S. and Asia, and a $335 million portfolio of value add and core plus office properties around the Southeast U.S. During the same period, Mr. Grigsby also served as Managing Director of Fairlead Commercial Real Estate, LLC, a multi-disciplined platform providing risk adjusted returns in real estate related investment opportunities. In addition to his business activities, Mr. Grigsby is active in several community organizations in Georgia. Since February 2022, he has served as a member of the Georgia Student Finance Commission Board of Commissioners, the state entity that oversees $1 billion funding in scholarships, grants and loans for the Georgia University System, a position appointed by the Governor of Georgia. Mr. Grigsby holds a Bachelor’s Degree from Anderson University, South Carolina.

Management’s prior experience in SPACs

Our director, Mr. Snyder, is the Chairman, CEO and director of Pantages Capital Acquisition Corporation (“PGAC”), a Cayman Islands SPAC listed on the Nasdaq Global Market currently in business combination with an Australian mining company. In addition, our Chief Financial Officer and director, Mr. Graj, is a director of PGAC.

Notwithstanding the foregoing, our officers and directors are not required to commit their full time to our affairs and will allocate their time to other businesses, and the collective experience of our officers and with blank check companies like ours is not significant. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). The past successes of our executive officers and directors do not guarantee that we will successfully consummate an initial business combination. In addition, the members of the management team may not remain with us subsequent to the consummation of a business combination.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term: Class I, with a term expiring at the first annual general meeting — David Mao; Class II, with a term expiring at the second annual general meeting — William W. Snyder and Robert H. Grigsby; and Class III, with a term expiring at the third annual general meeting — Timothy Lim and Evan M. Graj. Prior to the completion of an initial business combination, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our insider shares. After completion of the business combination, subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our ordinary shares.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our second amended and restated memorandum and articles of association as it deems appropriate. Our second amended and restated memorandum and articles of association provides that our officers may consist of a Chairman, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee.

Audit Committee

Under the NASDAQ listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. We have established an audit committee of the board of directors, which consists of Mr. Snyder, Mr. Mao, and Mr. Grigsby, each of whom is an independent director under NASDAQ’s listing standards. Mr. Mao is the Chairperson of the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

●	monitoring the independence of the independent registered public accounting firm;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm;

●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

●	monitoring compliance on a quarterly basis and, if any non-compliance is identified, immediately taking all action necessary to rectify such non-compliance or otherwise causing compliance; and

●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

The audit committee will at all times be composed exclusively of independent directors” who are “financially literate” as defined under NASDAQ listing standards. NASDAQ listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to NASDAQ that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Mao is qualified as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Mr. Snyder, Mr. Mao, and Mr. Grigsby, each of whom is an independent director under NASDAQ’s listing standards. Mr. Snyder is the Chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

The compensation committee is responsible for:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the Nasdaq Rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders).

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Clawback Policy

We have adopted a clawback policy that applies to our executive officers (the “Clawback Policy”), which is filed herewith as Exhibit 97.1.

The Clawback Policy gives the Compensation Committee the discretion, in connection with an accounting restatement of our previously issued financial statements, to require executive officers to reimburse us for any erroneously awarded compensation paid to such executive officers that otherwise would not have been paid had it been determined based on the financial statements.

Insider Trading Policy

We have adopted an insider trading policy that applies to our executive officers (the “Insider Trading Policy”), which is filed herewith as Exhibit 19.1.

Availability of Documents

We have filed a copy of our Code of Ethics and our audit committee charter as exhibits to the registration statement relating to our IPO. You will be able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation.

Executive Officer and Director Compensation

We entered into an offer letter dated May 21, 2024, with our CFO and Director, Evan Graj, for compensation of$5,000 per month in cash and $6,000 per month in cash for the post-IPO period, commencing from the date of the offer letter until the earlier of (i) the termination of the offer letter; (ii) the date that the Company consummates an initial business combination; (iii) the date the Company is wound up; or (iv) the date that he vacates his positions or he is removed or disqualified from his positions pursuant to the Company’s Current Charter.

On May 11, 2025, the Company executed an amendment to the offer letter by and between the CFO and the Company (the amendment, collectively, “Amendment”), to revise the terms of the management compensation. Effective on May 11, 2025, the Amendments provide that: the CFO shall receive (i) monthly cash compensation of $5,000 for three months from the date of the offer letter until the IPO is consummated, (ii) monthly cash compensation of $5,000 for three months from the date the IPO is consummated and 90th date after the closing of the IPO, (iii) $15,000 upon the entry of a definitive agreement by the Company, (iv) $15,000 upon the closing of our initial business combination.

We entered into an offer letter dated October 17, 2025, with our CEO, Chairman and Director, Timothy Lim, commencing from the date of the offer letter until the earlier of (i) the termination of the offer letter; (ii) the date that the Company consummates an initial business combination; (iii) the date the Company is wound up; or (iv) the date that he vacates his positions or he is removed or disqualified from his positions pursuant to the Company’s Current Charter, Mr. Lim shall receive $13,250 if and when the Company enters into a definitive agreement with a target company and another $13,250 if and when the Company consummates an initial business combination with a target company.

As of December 31, 2025 and December 31, 2024, Mr. Lim has received $0 in compensation, and Mr. Graj has received $15,000 and $15,000 in compensation, respectively.

Other than as set forth elsewhere in this report, none of our executive officers or directors have received any cash compensation for services rendered to us. Our Sponsor HoldCo, sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable initial business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor HoldCo, sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor HoldCo, sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date hereof, based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors; and

●	all of our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	ordinary shares (Class A and Class B combined)
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned		Approximate Percentage
Directors and Officers
Timothy Lim	-		-
Evan Graj	60,000	(2)	*
William Snyder	20,000	(3)	*
Robert Grigsby	20,000	(3)	*
David Mao	20,000	(3)	*
All officers and directors as a group (5 individuals)	120,000		1.2%
Principal shareholders (5%+)
ST Sponsor Investment LLC (our sponsor)	2,180,161	(4)	21.8%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o ChampionsGate Acquisition Corporation, at 419 Webster Street, Monterey, CA 93940.

(2)	On May 15, 2024, our CFO, Mr. Evan Graj, acquired 60,000 founder shares for a purchase price of $695.

(3)	On May 27, 2025, our Sponsor HoldCo entered into a securities transfer agreement pursuant to which the Sponsor HoldCo agrees to transfer an aggregate of 60,000 founder shares to our independent directors, or 20,000 founder shares to each director, for an aggregated purchase price of $695.

(4)	On August 12, 2025, the board of directors were informed that Mr. Sunny Kah Wei Tan, the director of the Sponsor and manager of the Sponsor HoldCo, has passed away. According to the company’s understanding of applicable Cayman Islands law, the director position of the Sponsor and manager position of the Sponsor HoldCo would be vacated until an executor or administrator is appointed by a Cayman Islands court. In addition, absent an appointment of an executor or administrator by the Cayman Islands court, no natural person may exercise any rights conferred by the memorandum and articles of association of the Sponsor as a shareholder thereof, or any rights conferred by the HoldCo agreement of the Sponsor HoldCo as a member thereof. The Company understands that Ms. Teo Li Chen, the surviving spouse of Mr. Tan, is exploring legal options to assume control over Mr. Tan’s assets in the Sponsor and Sponsor HoldCo. Before his death, Mr. Tan was the director of the Sponsor and manager of the Sponsor HoldCo, which entitled him to have voting, dispositive or investment powers over the sponsor and Sponsor HoldCo.

As of the date hereof, our initial shareholders beneficially owned approximately 20% of issued and outstanding ordinary shares and have the right to appoint all of our directors prior to our initial business combination. Holders of our Public Shares will not have the right to appoint any directors to our board of directors prior to our initial business combination. Because of this ownership block, our sponsor may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our memorandum and articles of association effective at the time and approval of significant corporate transactions including our initial business combination.

Our Sponsor HoldCo has agreed (a) to vote any founder shares and Public Shares held by it in favor of any proposed initial business combination and (b) not to redeem any founder shares or Public Shares held by it in connection with a shareholder vote to approve a proposed initial business combination.

Our Sponsor HoldCo, sponsor, our officers, and our directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Transfers of Founder Shares

The founder shares, Private Placement Units, Private Placement Shares, and any Class A ordinary shares issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in the agreements entered into by our insiders. Our insiders have agreed not to transfer, assign or sell any of their founder shares until (1) with respect to 50% of the founder shares, the earlier of six months after the date of the consummation of our initial business combination and the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the founder shares, six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their shares for cash, securities or other property.

The Private Placement Units and the securities within the units are not transferable, assignable or salable until after the completion of our initial business combination.

The foregoing restrictions are not applicable for transfers (i) among the insiders or to the Company’s insiders’ members, officers, directors, consultants or their affiliates, (ii) to a holder’s shareholders or members upon the holder’s liquidation, in each case if the holder is an entity, (iii) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is the holder or a member of the holder’s immediate family, in each case for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to the Company for no value for cancellation in connection with the consummation of a business combination, (vii) in connection with the consummation of a business combination, (viii) in the event of the Company’s liquidation prior to its consummation of an initial business combination or (ix) in the event that, subsequent to the consummation of an initial business combination, the Company completes a liquidation, merger, capital share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property, in each case (except for clauses (vi), (viii) or (ix) or with the Company’s prior written consent). If dividends are declared and payable in ordinary shares, such dividends will also be placed in lock-up. If we are unable to effect an initial business combination and liquidate the trust account, none of our insiders will receive any portion of the liquidation proceeds with respect to their founder shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Share Issuance

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

On May 15, 2024, the Sponsor entered into a securities transfer agreement, pursuant to which the Sponsor transferred 60,000 Class B insider shares at the purchase price of $695 to Evan M. Graj, the CFO and director of the Company.

On May 27, 2025, our Sponsor HoldCo entered into a securities transfer agreement pursuant to which the Sponsor HoldCo agrees to transfer an aggregate of 60,000 founder shares to our independent directors, or 20,000 founder shares to each director, for an aggregated purchase price of $695.

Sale of Private Placement Units

On May 29, 2025, substantially concurrently with the closing of the IPO of the Company, the Company completed the private sale of 230,000 Private Units to the Sponsor HoldCo. Each Private Unit consists of one Class A Ordinary Share and one right. The Private Units were sold at a purchase price of $10.00 per Private Units, generating gross proceeds to the Company of $2,300,000.

Working Capital Note

In order to meet our working capital needs following the consummation of our initial public offering or to extend our life, our insiders, officers and directors and their respective affiliates/designees may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $3,000,000 of the notes, or the “working capital notes,” may be converted upon consummation of our initial business combination into working capital units at a price of $10.00 per unit, or the “Working Capital Units.” In addition, our insiders, officers and directors or their affiliates or designees may loan us funds in support of our potential extension to allow additional time for us to complete an initial business combination which will be evidenced in extension convertible notes, or the “extension notes,” to be repaid in cash or $10.00 per unit, or the “Extension Units,” at the closing of our initial business combination. If we do not complete our initial business combination, the loans would be repaid out of funds not held in the trust account, and only to the extent available. The Working Capital Units would be identical to the Private Placement Units sold in the Private Placement. The terms of such loans by our sponsor or its affiliates, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our insiders or an affiliate of our insiders as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account, but if we do, we will request such lender to provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

On April 18, 2024, the Sponsor agreed to loan the Company up to $500,000 (the “Promissory Note”) to be used for a portion of the expenses of the IPO. As of May 29, 2025, the Company has an outstanding loan balance of $426,975. This Promissory Note is non-interest bearing, unsecured and is due at the earlier of (1) August 31, 2025, or (2) the date on which the Company consummates an initial public offering of its securities, unless accelerated upon the occurrence of an Event of Default. On July 7, 2025, the Company repaid $350,000 under the Promissory Note to Sponsor and transferred the remaining balance of $76,975 to the Working Capital Loan. As of December 31, 2025 and December 31, 2024, the Company has an outstanding loan balance of $0 and $331,927, respectively.

On June 26, 2025, the Sponsor HoldCo agreed to loan the Company up to $500,000 to meet the Company’s working capital needs following the consummation of the IPO. The loan was evidenced by a promissory note (the “Working Capital Note”) that was non-interest bearing and unsecured, and it was to be paid upon the earlier of (1) the date on which the Company consummates a business combination or merger with a qualified target company, and (2) the date of the liquidation of the Company. The Sponsor HoldCo has the right, but not the obligation, to convert this loan, in whole or in part, into private units of the Company, each consisting of one Class A ordinary share, one right to receive one-eighth of one Class A ordinary share. The number of private units to be received by the Sponsor HoldCo in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor HoldCo by (y) $10.00.

As of December 31, 2025 and 2024, the Company had $151,671 and $0 borrowings under the Working Capital Loans, respectively.

Offer Letters With Management

We entered into an offer letter dated May 21, 2024, with our CFO and Director, Evan Graj, for compensation of$5,000 per month in cash and $6,000 per month in cash for the post-IPO period, commencing from the date of the offer letter until the earlier of (i) the termination of the offer letter; (ii) the date that the Company consummates an initial business combination; (iii) the date the Company is wound up; or (iv) the date that he vacates his positions or he is removed or disqualified from his positions pursuant to the Company’s Current Charter.

On May 11, 2025, the Company executed an amendment to the offer letter by and between the CFO and the Company (the amendment, collectively, “Amendment”), to revise the terms of the management compensation. Effective on May 11, 2025, the Amendments provide that: the CFO shall receive (i) monthly cash compensation of $5,000 for three months from the date of the offer letter until the IPO is consummated, (ii) monthly cash compensation of $5,000 for three months from the date the IPO is consummated and 90th date after the closing of the IPO, (iii) $15,000 upon the entry of a definitive agreement by the Company, (iv) $15,000 upon the closing of our initial business combination.

We entered into an offer letter dated October 17, 2025, with our CEO, Chiarman and Director, Timothy Lim, commencing from the date of the offer letter until the earlier of (i) the termination of the offer letter; (ii) the date that the Company consummates an initial business combination; (iii) the date the Company is wound up; or (iv) the date that she vacates his positions or he is removed or disqualified from his positions pursuant to the Company’s Current Charter, Mr. Lim shall receive $13,250 if and when the Company enters into a definitive agreement with a target company and another $13,250 if and when the Company consummates an initial business combination with a target company.

As of December 31, 2025 and December 31, 2024, Mr. Lim has received $0 in compensation, and Mr. Graj has received $15,000 and $15,000 in compensation, respectively.

Other than as set forth elsewhere in this report, none of our executive officers or directors have received any cash compensation for services rendered to us. Our insiders, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable initial business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy does not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Director Independence

Nasdaq requires that a majority of our board must be composed of “independent directors.” Currently, Mr. Snyder, Mr. Mao and Mr. Grigsby would each be considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

We will only enter into a business combination if it is approved by a majority of our independent directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must also be approved by our audit committee and a majority of disinterested independent directors.

Item 14. Principal Accountant Fees and Services.

Public Accounting Fees

The following chart sets forth public accounting fees in connection with services rendered by UHY LLP for the year ended December 31, 2025 and for the period from March 27, 2024 (inception) through December 31, 2024.

UHY LLP

	2025	2024
Audit Fees	$146,100	$79,124
Audit-Related Fees	42,500	20,000
Tax Fees	$-	$-
All Other Fees	$-	$-

Audit fees were for professional services rendered by UHY LLP for the audit of our annual financial statements, and services that are normally provided by UHY LLP in connection with statutory and regulatory filings or engagements for that fiscal year, including professional services in connection with our IPO. “Audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees.”

The following chart sets forth public accounting fees in connection with services rendered by TAAD, LLP for the year ended December 31, 2025 and for the period from March 27, 2024 (inception) through December 31, 2024.

TAAD, LLP

	2025	2024
Audit and Audit-Related Fees	$30,900	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

Audit fees were for professional services rendered by TAAD, LLP for the audit of our annual financial statements, and services that are normally provided by TAAD, LLP in connection with statutory and regulatory filings or engagements for that fiscal year, including professional services in connection with our IPO. “Audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees.”

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statements Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes herein.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Copies of such material can be obtained on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

CHAMPIONSGATE ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

ChampionsGate Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of ChampionsGate Acquisition Corporation as of December 31, 2025, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2025 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and the results of its operations and its cash flows for the year ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company have working capital deficits that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ TAAD, LLP

We have served as the Company’s auditor since 2025.

Diamond Bar, California

April 10, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of ChampionsGate Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of ChampionsGate Acquisition Corporation (the “Company”) as of December 31, 2024, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the period from March 27, 2024 (inception) to December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the period from March 27, 2024 (inception) to December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenue, its business plan is dependent on the completion of a financing transaction and the Company’s cash and working capital are not sufficient to complete its planned activities one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ UHY LLP

We served as the Company’s auditor from 2024 to 2025.

New York, New York

March 26, 2025, except for Notes 8 and 9, which are as of May 5, 2025

CHAMPIONSGATE ACQUISITION CORPORATION
BALANCE SHEETS

	December 31,	December 31,
	2025	2024
Assets
Current Assets
Cash	$17,251	$3
Prepaid expenses	73,418	26,000
Total Current Assets	90,669	26,003

Deferred offering costs	-	269,102
Investments held in Trust Account	76,902,330	-
Total Assets	$76,992,999	$295,105

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$16,567	$67,398
Accrued offering costs	-	35,320
Due to related parties	-	54,401
Promissory note - related party	-	331,927
Working capital loan - related party	151,671	-
Total Current Liabilities	168,238	489,046

Deferred underwriting commission payable	1,495,000	-
Total Liabilities	1,663,238	489,046

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 7,475,000 shares at redemption value of $10.29 per share and none as of December 31, 2025 and 2024, respectively	76,902,330	-

Shareholders’ Deficit:
Preference shares, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 445,000,000 shares authorized, 1,142,125 shares (excluding 7,475,000 shares subject to possible redemption) and none issued and outstanding as of December 31, 2025 and 2024, respectively	114	-
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 1,370,161 and 2,170,161 shares issued and outstanding as of December 31, 2025 and 2024, respectively	137	217	(1)(2)
Additional paid-in capital	-	56,689
Contribution receivable	-	(1)
Accumulated deficit	(1,572,820)	(250,846)
Total Shareholders’ Deficit	(1,572,569)	(193,941)
Total Liabilities and Shareholders’ Deficit	$76,992,999	$295,105

(1)	This number includes 283,064 Class B ordinary shares outstanding as the over-allotment option was exercised in full on May 29, 2025 (see Note 5).

(2)	Gives retroactive effect to forfeiture of 4,507,258 shares issue to the Sponsor at par value on April 30, 2025.

The accompanying notes are an integral part of these financial statements.

CHAMPIONSGATE ACQUISITION CORPORATION
STATEMENTS OF OPERATIONS

	For The	For The Period From March 27, 2024 (Inception)
	Year Ended	Through
	December 31, 2025	December 31, 2024

Formation and operating costs	$447,281	$218,941
Stock compensation expense	155,904	31,905
Loss from operations	(603,185)	(250,846)

Other income
Interest and dividend income on investments held in Trust Account	1,778,580	-
Total other income	1,778,580	-

Net income (loss)	$1,175,395	$(250,846)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	4,435,714	-
Basic and diluted income per share, Class A ordinary shares subject to possible redemption	$0.18	$-
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares(1)(2)	2,258,088	1,887,097
Basic and diluted net income (loss) per share, non-redeemable Class A and Class B ordinary shares	$0.18	$(0.13)

(1)	Excludes up to 283,064 of the Class B ordinary shares that were subject to surrender by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment is exercised (see Note 5). On May 29, 2025, the Company consummated the Initial Public Offering of 7,475,000 units at $10.00 per unit, which includes the full exercise of the underwriter’s over-allotment option, therefore the 283,064 Class B ordinary shares are no longer subject to forfeiture.

(2)	Gives retroactive effect to forfeiture of 4,507,258 shares issue to the Sponsor at par value on April 30, 2025.

The accompanying notes are an integral part of these financial statements.

CHAMPIONSGATE ACQUISITION CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

				Ordinary Shares				Additional			Total
		Preference Shares		Class A		Class B		Paid-in	Contribution	Accumulated	Shareholders’
		Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance as of March 27, 2024 (Inception)		-	$-	-	$-	-	$-	$-	$-	$-	$-
Shares issued to initial shareholder and executives	(1)	-	-	-	-	2,156,250	216	24,784	-	-	25,000
Additional shares issued to initial shareholder		-	-	-	-	4,521,169	452	-	(452)	-	-
Forfeiture of shares issued to initial shareholder	(2)	-	-	-	-	(4,507,258)	(451)	-	451	-	-
Stock compensation expense		-	-	-	-	-	-	31,905	-	-	31,905
Net loss		-	-	-	-	-	-	-	-	(250,846)	(250,846)
Balance as of December 31, 2024		-	-	-	-	2,170,161	217	56,689	(1)	(250,846)	(193,941)
Contribution received		-	-	-	-	-	-	-	1	-	1
Sale of private placement units, including over-allotment		-	-	230,000	23	-	-	2,299,977	-	-	2,300,000
Issuance of representative shares		-	-	112,125	11	-	-	293,009	-	-	293,020
Fair value of rights included in public units		-	-	-	-	-	-	2,441,833	-	-	2,441,833
Allocated value of transaction costs to rights included in public units		-	-	-	-	-	-	(123,756)	-	-	(123,756)
Initial measurement of carrying value to redemption value		-	-	-	-	-	-	(5,232,258)	-	(718,789)	(5,951,047)
Stock compensation expense		-	-	-	-	-	-	155,904	-	-	155,904
Related parties debt forgiveness		-	-	-	-	-	-	108,602	-	-	108,602
Conversion of Class B shares to Class A shares		-	-	800,000	80	(800,000)	(80)	-	-	-	-
Remeasurement of carrying value to redemption value		-	-	-	-	-	-	-	-	(1,778,580)	(1,778,580)
Net income		-	-	-	-	-	-	-	-	1,175,395	1,175,395
Balance as of December 31, 2025		-	$-	1,142,125	$114	1,370,161	$137	$-	$-	$(1,572,820)	$(1,572,569)

(1)	This number includes 283,064 Class B ordinary shares outstanding as the over-allotment option was exercised in full on May 29, 2025 (see Note 5).

(2)	Gives retroactive effect to forfeiture of 4,507,258 shares issue to the Sponsor at par value on April 30, 2025.

The accompanying notes are an integral part of these financial statements.

CHAMPIONSGATE ACQUISITION CORPORATION
STATEMENTS OF CASH FLOWS

	For The	For The Period From March 27, 2024 (Inception)
	Year Ended	Through
	December 31, 2025	December 31, 2024
Cash Flows from Operating Activities:
Net income (loss)	$1,175,395	$(250,846)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Stock compensation expense	155,904	31,905
Interest and dividend earned on investments held in Trust Account	(1,778,580)	-
Changes in operating assets and liabilities:
Prepaid expenses	(47,418)	(26,000)
Due to related parties	54,201	54,401
Accounts payable and accrued expenses	(50,830)	67,398
Net Cash Used in Operating Activities	(491,328)	(123,142)

Cash Flows from Investing Activity:
Purchase of investments held in trust account	(75,123,750)	-
Net Cash Used in investing Activity	(75,123,750)	-

Cash Flows from Financing Activities:
Proceeds from public offering	74,750,000	-
Proceeds from private placement	2,300,000	-
Proceeds from promissory note - related party	95,048	331,927
Payment of promissory note - related party	(350,000)	-
Proceeds from working capital loan - related party	74,696	-
Proceeds from issuance of Class B ordinary shares	-	25,000
Payment of underwriter discount	(747,500)	-
Payment of deferred offering costs	(489,918)	(233,782)
Net Cash Provided by Financing Activities	75,632,326	123,145

Net Change in Cash	17,248	3

Cash, beginning of period	3	-
Cash, end of period	$17,251	$3

Supplemental Disclosure of Noncash Activities:
Deferred offering costs included in accrued offering costs	$-	$35,320
Deferred underwriting commission payable	$1,495,000	$-
Capital contribution through repayment of promissory notes	$1	$-
Issuance of representative shares	$293,020	$-
Conversion of Class B shares to Class A shares	$80	$-
Initial measurement of carrying value to redemption value	$5,951,047	$-
Remeasurement of carrying value to redemption value	$1,778,580	$-
Related parties debt forgiveness	$108,602	$-
Conversion of promissory note - related party to working capital loan - related party	$76,975	$-

The accompanying notes are an integral part of these financial statements.

CHAMPIONSGATE ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2025, the Company had not commenced any operations. For the period from March 27, 2024 (inception) through December 31, 2025, the Company’s efforts have been limited to organizational activities as well as activities related to the IPO (see Note 3). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and Private Placement (see Note 4).

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

The Company will have until the Combination Deadline to complete its initial Business Combination. The Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to the Company to pay the Company’s franchise and income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor HoldCo and each member of management team have entered into an agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any insider shares (as defined in Note 5) they hold if the Company fails to consummate an initial Business Combination before the Combination Deadline.

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

Going Concern Consideration

As of December 31, 2025, the Company had a working capital deficit of $77,569. The Company expects to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s plans to address this need for capital through the Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete a Business Combination before the Combination Deadline, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful within the required period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the Company’s inability to consummate the Business Combination to continue as a going concern.

Risks and Uncertainties

As a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $17,251 and $3 cash in bank as of December 31, 2025 and 2024, respectively.

Investments Held in Trust Account

As of December 31, 2025 and 2024, substantially all of the assets of $76,902,330 and $0 held in the trust account, respectively, are invested primarily in money market funds. These investments are presented on the balance sheet at fair value at the end of each reporting period. Earnings on these investments are included in interest and dividends income in the accompanying statements of operations and are automatically reinvested. The fair value for these investments is determined by using quoted market prices in active markets. The interest and dividend income on investments held in trust account was $1,778,580 and $0 for the year ended December 31, 2025 and for the period from March 27, 2024 (inception) through December 31, 2024, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage (“FDIC”) of $250,000. As of December 31, 2025 and 2024, $0 was over the FDIC limit. The Company has not experienced losses on the account.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — Expenses of Offering. Deferred offering costs consist of underwriting, legal, and other expenses incurred through the balance sheet date that are directly related to the IPO and were charged to shareholders’ equity upon the completion of the IPO.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Remeasurement of carrying value to redemption value of redeemable ordinary shares is excluded from income (loss) per share as the redemption value approximates fair value. For the year ended December 31, 2025, the Company has not considered the effect of the Rights included in the IPO and Private Placement Units in the calculation of diluted net income (loss) per share, since the conversion of the Rights is contingent upon the occurrence of future events and the inclusion of such Rights would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

	For The Year Ended		For The Period From March 27, 2024 (Inception) Through
	December 31, 2025		December 31, 2024
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Class A	Class A and Class B	Class A	Class A and Class B
	Ordinary	Ordinary	Ordinary	Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per ordinary share:
Numerators:
Allocation of net income (loss)	$778,887	$396,508	$-	$(250,846)
Denominators:
Basic and diluted weighted average shares outstanding	4,435,714	2,258,088	-	1,887,097	(1)(2)
Basic and diluted net income (loss) per ordinary share	$0.18	$0.18	$-	$(0.13)

(1)	Excludes up to 283,064 of the Class B ordinary shares that were subject to surrender by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment is exercised (see Note 5). On May 29, 2025, the Company consummated the IPO of 7,475,000 units at $10.00 per unit, which includes the full exercise of the underwriter’s over-allotment option, therefore the 283,064 Class B ordinary shares are no longer subject to forfeiture.

(2)	Gives retroactive effect to forfeiture of 4,507,258 shares issue to the Sponsor at par value on April 30, 2025.

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

The following table presents information about the Company’s assets that are measured at fair value on December 31, 2025 and 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

December 31, 2025	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in trust account	$76,902,330	$76,902,330	$-	$-
Total	$76,902,330	$76,902,330	$-	$-

December 31, 2024	Carrying Value	Quoted Prices in Active Markets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in trust account	$-		$-	$-	$-
Total	$-	$		$-	$-

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

As of December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross Proceeds	$74,750,000
Less:
Proceeds allocated to Public Rights	(2,441,833)
Class A ordinary shares issuance cost	(3,135,464)
Plus:
Initial measurement of carrying value to redemption value	5,951,047
Remeasurement of carrying value to redemption value	1,778,580
Class A ordinary shares subject to possible redemption, December 31, 2025	$76,902,330

Stock Compensation

The Company accounts for stock-based compensation expense in accordance with ASC 718, “Compensation — Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred. The Company has recognized stock-based compensation expense in the amount of $155,904 for the year ended December 31, 2025, and $31,905 for the period from March 27, 2024 (inception) through December 31, 2024.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. The Company is considered to be an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

On May 15, 2024, the Sponsor entered into a securities transfer agreement, pursuant to which the Sponsor transferred 100,000 Class B insider shares, for a total purchase price of $1,159 to Bala Padmakumar, the former CEO, Chairman and Director of the Company, and 60,000 Class B insider shares for a total purchase price of $695 to Evan M. Graj, the CFO and director of the Company, respectively. The fair value of these 160,000 shares transferred on the grant date was $33,760 or $0.211 per share, based on valuation performed by a third-party specialist. The Company accounted for the transfer under ASC 718 stock compensation (See Note 2 for details).

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

Promissory Note — Related Party

On April 18, 2024, the Sponsor agreed to loan the Company up to $500,000 (the “Promissory Note”) to be used for a portion of the expenses of the IPO. This Promissory Note is non-interest bearing, unsecured and is due at the earlier of (1) August 31, 2025, or (2) the date on which the Company consummates an initial public offering of its securities, unless accelerated upon the occurrence of an Event of Default. On July 7, 2025, the Company repaid $350,000 under the Promissory Note to Sponsor and transferred the remaining balance of $76,975 to the Working Capital Loan (defined below). As of December 31, 2025 and 2024, the Company has an outstanding loan balance of $0 and $331,927, respectively.

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

As of December 31, 2025 and 2024, the Company had $151,671 and $0 borrowings under the Working Capital Loans, respectively.

Due to/Due from Related Parties

On May 21, 2024, the Company signed the offer letter with Mr. Bala Padmakumar (the “former CEO”) and Evan Graj (the “CFO”) for compensation of $7,500 and $5,000 per month in cash, respectively, and $10,000 and $6,000 per month in cash for the post-IPO period, respectively.

On May 11, 2025, the Company executed an amendment to the offer letter by and between the former CEO and the Company, dated May 21, 2024, and an amendment to the offer letter by and between the CFO and the Company, dated May 21, 2024 (the two amendments, collectively, “Amendments”), to revise the terms of the management compensation. Effective on May 11, 2025, the Amendments provide that:

The former CEO shall receive (i) monthly cash compensation of $7,500 for three months from the date of the offer letter until the IPO is consummated, (ii) monthly cash compensation of $7,500 for three months from the date the IPO is consummated and 90th date after the closing of the IPO, (iii) $22,500 upon the entry of a definitive agreement by the Company, (iv) $22,500 upon the closing of the Company’s initial business combination.

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

On July 31, 2025, the former CEO notified the board of directors of the Company, that he has decided to resign all the positions he held at the Company, effective immediately. He has received all the monthly compensation payments as provided in the offer letter by and between him and the Company, dated as of May 21, 2024 and as amended on May 11, 2025 up to July 31, 2025, and the Offer Letter shall be deemed to have been terminated as of July 31, 2025.

As of December 31, 2025 and 2024, the Company had salary payable to the former CEO of $0 and $32,500, respectively. The Company had salary expenses for the former CEO of $55,161 and $55,000 for the year ended December 31, 2025 and for the period from March 27, 2024 (inception) through December 31, 2024, respectively.

As of December 31, 2025 and 2024, the Company had salary and reimbursement payable to the CFO of $0 and $21,901, respectively. The Company had salary expenses for the CFO of $36,774 and $36,667 for the year ended December 31, 2025 and for the period from March 27, 2024 (inception) through December 31, 2024, respectively.

The Company entered into an offer letter dated October 17, 2025, with our CEO, Chairman and Director, Timothy Lim (the “CEO”), commencing from the date of the offer letter until the earlier of (i) the termination of the offer letter; (ii) the date that the Company consummates an initial business combination; (iii) the date the Company is wound up; or (iv) the date that he vacates his positions or he is removed or disqualified from his positions pursuant to the Company’s Current Charter, Mr. Lim shall receive $13,250 if and when the Company enters into a definitive agreement with a target company and another $13,250 if and when the Company consummates an initial business combination with a target company.

As of December 31, 2025, the Company had no salary payable to the CEO, and no salary expenses were recognized for the CEO for the year ended December 31, 2025.

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

Note 7 — Shareholder’s Equity

Preferred Share — The Company is authorized to issue 5,000,000 shares of preference share, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and 2024, there were no preferred shares issued or outstanding.

Class A Ordinary Share — The Company is authorized to issue 445,000,000 shares of Class A ordinary share with $0.0001 par value. As of December 31, 2025 and 2024, there were 1,142,125 shares of Class A ordinary share issued and outstanding, excluding 7,475,000 shares subject to possible redemption, and none, respectively.

Class B Ordinary Share — The Company is authorized to issue 50,000,000 shares of Class B ordinary share with $0.0001 par value. On April 18, 2024, the Company issued an aggregate of 2,156,250 Class B Insider shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.012 per share. On June 27, 2024, the Company issued an additional of 4,521,169 Class B ordinary shares to the Sponsor at par value, for $452. On February 25, 2025, the Sponsor agreed to transfer all the Class B insider shares it held to Sponsor HoldCo as capital contribution, in exchange for the issuance of 100 membership interests to the Sponsor and for the admission of the Sponsor as the sole member of the Sponsor HoldCo. On April 30, 2025, the Sponsor agreed to surrender 4,507,258 Class B insider shares it held, as a result of which the Sponsor HoldCo owns 2,010,161 Class B insider shares. All these changes of shares were retroactively reflected in the outstanding Class B ordinary shares as of December 31, 2024. On May 21, 2025, Sponsor HoldCo converted 800,000 Class B ordinary shares, par value $0.0001 per share, on a one-for-one basis to 800,000 Class A ordinary shares of the Company, par value $0.0001 per share. As a result, the Sponsor HoldCo owns 800,000 Class A insider shares and 1,150,161 Class B insider shares, excluding 160,000 shares transferred to CEO and CFO and 60,000 shares transferred to three directors. As of December 31, 2025 and 2024, an aggregate 1,370,161 and 2,170,161 Class B ordinary shares were issued and outstanding, respectively.

Rights

As of December 31, 2025 and 2024, there were 7,475,000 and none public Rights included in the public Units outstanding, respectively, and 230,000 and none private Rights included in the Private Placement Units outstanding, respectively. Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-eighth of one Class A ordinary share upon consummation of the Company’s initial Business Combination. In the event the Company will not be the surviving company upon completion of the Company’s initial Business Combination, each right will automatically be converted to receive the kind and amount of securities or properties of the surviving entity that each one-eighth of one Class A ordinary share underlying each right is entitled to upon consummation of the Business Combination subject to any dissenter rights under the applicable law. The Company will not issue fractional shares in connection with a conversion of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Companies Act and any other applicable Cayman Islands law. As a result, you must hold rights in multiples of eight in order to receive shares for all of your Class A ordinary shares underlying the rights upon closing of a Business Combination. If the Company are unable to complete an initial Business Combination within the required time period and the Company redeem the public shares for the funds held in the trust account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. The Company shall reserve such amount of its profits or share premium in order to pay up the par value of each share issuable in respect of the rights.

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

		For the Period From March 27,
	For the Year Ended	2024 (Inception) Through
	December 31, 2025	December 31, 2024

Formation and operating costs	$447,281	$218,941
Stock compensation expense	155,904	31,905
Loss from operations	(603,185)	(250,846)

Interest and dividend income on investments held in Trust Account	1,778,580	-
Total other income	1,778,580	-

Net income (loss)	$1,175,395	$(250,846)

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when these financial statements were issued. Based on this review, the Company did not identify any subsequent events that would require adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit	Description
1.1	Underwriting Agreement, dated May 27, 2025, by and between the Registrant and the Representative. (1)
3.1	Memorandum and Articles of Association. (2)
3.2	Amended and restated memorandum and articles of association. (2)
4.1	Specimen Unit Certificate(2)
4.2	Specimen Class A Ordinary Share Certificate(2)
4.3	Specimen Rights Certificate(2)
4.4	Rights Agreement, dated May 27, 2025, between the Registrant and CST, as rights agent. (1)
4.5*	Description of Securities.
10.1	Promissory Note, issued by the Registrant to the sponsor, dated as of April 18, 2024. (2)
10.2	PIPE Unit Subscription Agreement dated May 27, 2025, between the Registrant and the Sponsor HoldCo. (1)
10.3	Securities Transfer Agreement, dated May 27, 2025, between the Registrant, the Sponsor HoldCo, and certain directors of the Company(1)
10.4	Investment Management Trust Agreement, dated May 27, 2025, between the Registrant and Wilmington Trust, N.A., as trustee. (1)
10.5	Registration Rights Agreement, dated May 27, 2025, between the Registrant, the Sponsor HoldCo, and the Representative. (1)
10.6	Letter Agreement, dated May 27, 2025, among the Registrant, the Sponsor HoldCo, and officers and directors of the Company. (1)
10.7	Indemnity Agreement, dated May 27, 2025, between the Registrant and the officers and directors of the Registrant. (1)
10.8	Subscription Agreement by and among the Registrant and the sponsor, dated as of April 18, 2024, for the founder shares. (2)
10.9	Securities Transfer Agreement by and among the Registrant, officers of the Registrant and the sponsor, dated as of May 15, 2024, for the founder shares. (2)
10.10	Offer Letter, between the Registrant and the CEO and Chairman, dated as of October 17, 2025. (2)
10.11	Offer Letter, between the Registrant and the CFO, dated as of May 21, 2024, as amended on May 11, 2025. (2)
14.1	Code of Ethics (2)
19.1*	Insider Trading Policy.
23.1*	Consent of UHY LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Clawback Policy of the Registrant.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

(1)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on May 30, 2025 (File No. 001-42651).

(2)	Filed as an exhibit to the Registration Statement on Form S-1 filed with the SEC on May 13, 2025 (File No. 333-283689).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 10, 2026	CHAMPIONSGATE ACQUISITION CORPORATION

	By:	/s/ Timothy Lim
		Name:	Timothy Lim
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this registration statement has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Timothy Lim	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	April 10, 2026
Timothy Lim
/s/ Evan M. Graj	Director and Chief Financial Officer (Principal Financial and Accounting Officer)	April 10, 2026
Evan M. Graj

/s/ David Mao	Director	April 10, 2026
David Mao

/s/ Robert Grigsby	Director	April 10, 2026
Robert Grigsby

/s/ William W. Snyder	Director	April 10, 2026
William W. Snyder