Form 10-Q
period 2026-03-31
ChampionsGate Acquisition Corp
filed 2026-05-15
CIK 2024460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 14, 2026, there were 8,617,125 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 1,370,161 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

ChampionsGate Acquisition Corporation

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHAMPIONSGATE ACQUISITION CORPORATION

BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2026	2025
Assets
Current Assets
Cash	$16,862	$17,251
Prepaid expenses	51,847	73,418
Total Current Assets	68,709	90,669

Investments held in Trust Account	77,578,527	76,902,330
Total Assets	$77,647,236	$76,992,999

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$93,434	$16,567
Working capital loan - related party	157,671	151,671
Total Current Liabilities	251,105	168,238

Deferred underwriting commission payable	1,495,000	1,495,000
Total Liabilities	1,746,105	1,663,238

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 7,475,000 shares at redemption value of $10.38 per share and $10.29 as of March 31, 2026 and December 31, 2025, respectively	77,578,527	76,902,330

Shareholders’ Deficit:
Preference shares, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 445,000,000 shares authorized, 1,142,125 shares (excluding 7,475,000 shares subject to possible redemption) issued and outstanding as of March 31, 2026 and December 31, 2025	114	114
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 1,370,161 shares issued and outstanding as of March 31, 2026 and December 31, 2025	137	137
Additional paid-in capital	-	-
Accumulated deficit	(1,677,647)	(1,572,820)
Total Shareholders’ Deficit	(1,677,396)	(1,572,569)
Total Liabilities and Shareholders’ Deficit	$77,647,236	$76,992,999

The accompanying notes are an integral part of these unaudited financial statements.

CHAMPIONSGATE ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The	For The
	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025

Formation and operating costs	$104,827	$117,327
Loss from operations	(104,827)	(117,327)

Other income
Interest and dividend income on investments held in Trust Account	676,197	-
Total other income	676,197	-

Net income (loss)	$571,370	$(117,327)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	7,475,000	-
Basic and diluted income per share, Class A ordinary shares subject to possible redemption	$0.06	$-
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	2,512,286	1,887,097	(1)(2)
Basic and diluted net income (loss) per share, non-redeemable Class A and Class B ordinary shares	$0.06	$(0.06)

(1)	Excludes up to 283,064 of the Class B ordinary shares that were subject to surrender by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment is exercised (see Note 5). On May 29, 2025, the Company consummated the Initial Public Offering of 7,475,000 units at $10.00 per unit, which includes the full exercise of the underwriter’s over-allotment option, therefore the 283,064 Class B ordinary shares are no longer subject to forfeiture.

(2)	Gives retroactive effect to forfeiture of 4,507,258 shares issue to the Sponsor at par value on April 30, 2025.

The accompanying notes are an integral part of these unaudited financial statements.

CHAMPIONSGATE ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

			Ordinary Shares				Additional			Total
	Preference Shares		Class A		Class B		Paid-in	Contribution	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance as of December 31, 2025	-	-	1,142,125	114	1,370,161	137	-	-	(1,572,820)	(1,572,569)
Remeasurement of carrying value to redemption value	-	-	-	-	-	-	-	-	(676,197)	(676,197)
Net income	-	-	-	-	-	-	-	-	571,370	571,370
Balance as of March 31, 2026	-	-	1,142,125	$114	1,370,161	$137	$-	$-	$(1,677,647)	$(1,677,396)

			Ordinary Shares				Additional			Total
	Preference Shares		Class A		Class B		Paid-in	Contribution	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares(1)(2)	Amount	Capital	Receivable	Deficit	Deficit
Balance as of December 31, 2024	-	$-	-	$-	2,170,161	$217	$56,689	$(1)	$(250,846)	$(193,941)
Net loss	-	-	-	-	-	-	-	-	(117,327)	(117,327)
Balance as of March 31, 2025	-	$-	-	$-	2,170,161	$217	$56,689	$(1)	$(368,173)	$(311,268)

(1)	This number includes 283,064 Class B ordinary shares outstanding as the over-allotment option was exercised in full on May 29, 2025 (see Note 5).

(2)	Gives retroactive effect to forfeiture of 4,507,258 shares issue to the Sponsor at par value on April 30, 2025.

The accompanying notes are an integral part of these unaudited financial statements.

CHAMPIONSGATE ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The	For the
	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Cash Flows from Operating Activities:
Net income (loss)	$571,370	$(117,327)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Interest and dividend earned on investments held in Trust Account	(676,197)	-
Changes in operating assets and liabilities:
Prepaid expenses	21,571	(2,954)
Due to related parties	-	37,530
Accounts payable and accrued expenses	76,867	(29,283)
Accrued offering costs	-	25,253
Net Cash Used in Operating Activities	(6,389)	(86,781)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	-	85,220
Proceeds from working capital loan - related party	6,000	-
Deferred offering costs	-	4,090
Net Cash Provided by Financing Activities	6,000	89,310

Net Change in Cash	(389)	2,529

Cash, beginning of period	17,251	3
Cash, end of period	$16,862	$2,532

Supplemental Disclosure of Noncash Activities:
Deferred offering costs included in accrued offering costs	$-	$60,573
Remeasurement of carrying value to redemption value	$676,197	$-

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

As of March 31, 2026, the Company had not commenced any operations. For the period from March 27, 2024 (inception) through March 31, 2026, the Company’s efforts have been limited to organizational activities as well as activities related to the IPO (see Note 3). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and Private Placement (see Note 4).

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

Going Concern Consideration

As of March 31, 2026, the Company had a working capital deficit of $182,396. The Company expects to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. Management’s plans to address this need for capital through the Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete a Business Combination before the Combination Deadline, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful within the required period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited financial statements do not include any adjustments that might result from the Company’s inability to consummate the Business Combination to continue as a going concern.

Risks and Uncertainties

In February 2022, the military action was commenced by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions. The military conflict has continued as of the date of this filing. As a result of the military actions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 —  Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The interim financial information provided is unaudited but includes all adjustments which management considers necessary for the fair presentation of the results for the period. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 10, 2026. Operating results for the interim period ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $16,862 and $17,251 of cash held in bank accounts as of March 31,2026 and December 31,2025, respectively.

Investments Held in Trust Account

As of March 31, 2026 and December 31, 2025, substantially all of the assets of $77,578,527 and $76,902,330 held in the trust account, respectively, are invested primarily in money market funds. These investments are presented on the balance sheet at fair value at the end of each reporting period. Earnings on these investments are included in interest and dividends income in the accompanying statements of operations and are automatically reinvested. The fair value for these investments is determined by using quoted market prices in active markets. The interest and dividend income on investments held in trust account was $676,197 and $0 for the three months ended March 31, 2026 and 2025, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage (“FDIC”) of $250,000. As of March 31, 2026 and December 31, 2025 2025, did not have cash accounts over the FDIC limit. The Company has not experienced losses on the account.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Remeasurement of carrying value to redemption value of redeemable ordinary shares is excluded from income (loss) per share as the redemption value approximates fair value. For the three months ended March 31, 2026, the Company has not considered the effect of the Rights included in the IPO and Private Placement Units in the calculation of diluted net income (loss) per share, since the conversion of the Rights is contingent upon the occurrence of future events and the inclusion of such Rights would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

	For The Three Months Ended		For the Three Months Ended
	March 31, 2026		March 31, 2025
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Class A	Class A and Class B	Class A	Class A and Class B
	Ordinary	Ordinary	Ordinary	Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per ordinary share:
Numerators:
Allocation of net income (loss)	$427,643	$143,727	$-	$(117,327)
Denominators:
Basic and diluted weighted average shares outstanding	7,475,000	2,512,286	-	1,887,097	(1)(2)
Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$-	$(0.06)

(1)	Excludes up to 283,064 of the Class B ordinary shares that were subject to surrender by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment is exercised (see Note 5). On May 29, 2025, the Company consummated the IPO of 7,475,000 units at $10.00 per unit, which includes the full exercise of the underwriter’s over-allotment option, therefore the 283,064 Class B ordinary shares are no longer subject to forfeiture.

(2)	Gives retroactive effect to forfeiture of 4,507,258 shares issue to the Sponsor at par value on April 30, 2025.

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

The following table presents information about the Company’s assets that are measured at fair value on March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

March 31, 2026	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in trust account	$77,578,527	$77,578,527	$-	$-
Total	$77,578,527	$77,578,527	$-	$-

December 31, 2025	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in trust account	$76,902,330	$76,902,330	$-	$-
Total	$76,902,330	$76,902,330	$-	$-

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

As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Class A ordinary shares subject to possible redemption
Balance as of December 31, 2024	$-
Gross Proceeds	74,750,000
Less:
Proceeds allocated to Public Rights	(2,441,833)
Class A ordinary shares issuance cost	(3,135,464)
Plus:
Initial measurement of carrying value to redemption value	5,951,047
Remeasurement of carrying value to redemption value	1,778,580
Balance as of December 31, 2025	76,902,330
Remeasurement of carrying value to redemption value	676,197
Balance as of March 31,2026	$77,578,527

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Promissory Note — Related Party

On April 18, 2024, the Sponsor agreed to loan the Company up to $500,000 (the “Promissory Note”) to be used for a portion of the expenses of the IPO. This Promissory Note is non-interest bearing, unsecured and is due at the earlier of (1) August 31, 2025, or (2) the date on which the Company consummates an initial public offering of its securities, unless accelerated upon the occurrence of an Event of Default. On July 7, 2025, the Company repaid $350,000 under the Promissory Note to Sponsor and transferred the remaining balance of $76,975 to the Working Capital Loans (defined below). There was no balance as of March 31, 2026 and December 31, 2025. Following the completion of the IPO, the Promissory Note was exchanged for and replaced with the Working Capital Loans.

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

As of March 31, 2026 and December 31, 2025, the Company had $157,671 and $151,671 of borrowings under the Working Capital Loans, respectively.

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

The former CEO was entitled to receive (i) monthly cash compensation of $7,500 for three months from the date of the offer letter until the IPO is consummated, (ii) monthly cash compensation of $7,500 for three months from the date the IPO is consummated and 90th date after the closing of the IPO, (iii) $22,500 upon the entry of a definitive agreement by the Company, (iv) $22,500 upon the closing of the Company’s initial business combination.

The CFO was entitled to receive (i) monthly cash compensation of $5,000 for three months from the date of the offer letter until the IPO is consummated, (ii) monthly cash compensation of $5,000 for three months from the date the IPO is consummated and 90th date after the closing of the IPO, (iii) $15,000 upon the entry of a definitive agreement by the Company, (iv) $15,000 upon the closing of the Company’s initial business combination.

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

Note 7 — Shareholder’s Equity

Preferred Share — The Company is authorized to issue 5,000,000 shares of preference share, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preferred shares issued or outstanding.

Class A Ordinary Share — The Company is authorized to issue 445,000,000 shares of Class A ordinary share with $0.0001 par value. As of March 31, 2026 and December 31, 2025, there were 1,142,125 shares of Class A ordinary share issued and outstanding, excluding 7,475,000 shares subject to possible redemption.

Class B Ordinary Share — The Company is authorized to issue 50,000,000 shares of Class B ordinary share with $0.0001 par value. On April 18, 2024, the Company issued an aggregate of 2,156,250 Class B Insider shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.012 per share. On June 27, 2024, the Company issued an additional of 4,521,169 Class B ordinary shares to the Sponsor at par value, for $452. On February 25, 2025, the Sponsor agreed to transfer all the Class B insider shares it held to Sponsor HoldCo as capital contribution, in exchange for the issuance of 100 membership interests to the Sponsor and for the admission of the Sponsor as the sole member of the Sponsor HoldCo. On April 30, 2025, the Sponsor agreed to surrender 4,507,258 Class B insider shares it held, as a result of which the Sponsor HoldCo owns 2,010,161 Class B insider shares. All these changes of shares were retroactively reflected in the outstanding Class B ordinary shares as of March 31,2025. On May 21, 2025, Sponsor HoldCo converted 800,000 Class B ordinary shares, par value $0.0001 per share, on a one-for-one basis to 800,000 Class A ordinary shares of the Company, par value $0.0001 per share. As a result, the Sponsor HoldCo owns 800,000 Class A insider shares and 1,150,161 Class B insider shares, excluding 160,000 shares transferred to CEO and CFO and 60,000 shares transferred to three directors. As of March 31, 2026 and December 31, 2025, an aggregate 1,370,161 Class B ordinary shares were issued and outstanding.

Rights

As of March 31, 2026 and December 31, 2025, there were 7,475,000 and 7,475,000 public Rights included in the public Units outstanding, respectively, and 230,000 and 230,000 private Rights included in the Private Placement Units outstanding, respectively. Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-eighth of one Class A ordinary share upon consummation of the Company’s initial Business Combination. In the event the Company will not be the surviving company upon completion of the Company’s initial Business Combination, each right will automatically be converted to receive the kind and amount of securities or properties of the surviving entity that each one-eighth of one Class A ordinary share underlying each right is entitled to upon consummation of the Business Combination subject to any dissenter rights under the applicable law. The Company will not issue fractional shares in connection with a conversion of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Companies Act and any other applicable Cayman Islands law. As a result, you must hold rights in multiples of eight in order to receive shares for all of your Class A ordinary shares underlying the rights upon closing of a Business Combination. If the Company are unable to complete an initial Business Combination within the required time period and the Company redeem the public shares for the funds held in the trust account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. The Company shall reserve such amount of its profits or share premium in order to pay up the par value of each share issuable in respect of the rights.

Note 8 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include formation and operating costs. The following table presents the significant segment expenses of the Company’s single segment.

	For the Three Months Ended	For the Three Months Ended
	March 31, 2026	March 31, 2025

Formation and operating costs	$104,827	$117,327
Loss from operations	(104,827)	(117,327)

Interest and dividend income on investments held in Trust Account	676,197	-
Total other income	676,197	-

Net income (loss)	$571,370	$(117,327)

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (the “IPO” described below) filed with the Securities Exchange Commission (the “SEC”) on June 5, 2025 (File No. 001-42651) (the “Prospectus”), and our annual report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”) as filed with the SEC on April 10, 2026. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Upon the closing of the IPO, management agreed that $74,750,000, or $10.00 per Unit sold in the IPO, would be held into a U.S.-based trust account (“trust account”), with Continental Stock Transfer & Trust Company acting as trustee. The funds held in the trust account are invested only in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act which invest solely in direct U.S. government treasury. Except with respect to divided and/or interest earned on the funds held in the trust account that may be released to the Company to pay the Company’s tax obligation, if any, the proceeds from the IPO and the sale of the Private Placement Units that are deposited and held in the trust account will not be released from the trust account until the earliest to occur of (i) the completion of the Company’s initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the company’s memorandum and articles of association effective at the time to (A) modify the substance or timing of obligation to redeem 100% of the Company’s public shares if the Company does not complete the Company’s initial business combination by the Combination Deadline (as defined below), or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of public shares if the Company is unable to complete their initial business combination by the Combination Deadline, subject to applicable law. In no other circumstances will a public shareholder have any right or interest of any kind to or in the trust account. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 27, 2024 (inception) to March 31, 2026 were organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We may generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial business combination.

For the three months ended March 31, 2026, we had a net income of $571,370, which consisted of the interest and dividend earned on investments held in the trust account of $676,197. This was partially offset by formation and operating costs of $104,827.

For the three months ended March 31, 2025, we had a net loss of $117,327, which consisted of formation and operating costs of $117,327.

Liquidity and Capital Resources

The Company’s liquidity needs up to March 31, 2026 had been satisfied through a payment from the Sponsor HoldCo of $25,000 for the founder shares to cover certain offering costs and the proceeds from the public offering and private placements.

Following the closing of the IPO and sale of the Private Placement Units on May 29, 2025, a total of $75,123,750 was placed in the trust account, and we had $464,339 of cash held outside of the trust account, after payment of costs related to the IPO, and available for working capital purposes. In connection with the IPO, we incurred $ 3,259,220 in transaction costs, consisting of $747,500 of underwriting commissions which were paid in cash at the closing date of the IPO, $1,495,000 of deferred underwriting commissions, $293,020 of the Representative Shares (discussed below), and $723,700 of other offering costs.

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

As of March 31, 2026, the Company had cash of $16,862 and a working capital deficit of $182,396.

For the three months ended March 31, 2026, there was $6,389 of cash used in operating activities resulting from interest and dividend earned on investments held in the trust account of $676,197. The changes were partially offset by net income of $571,370, a decrease in prepaid expenses of $21,571, and an increase in accounts payable and accrued expenses of $76,867.

For the three months ended March 31, 2025, there was $86,781 of cash used in operating activities resulting from a net loss of $117,327, an increase in prepaid expenses of $2,954, and a decrease in accounts payable and accrued expenses of $29,283. The changes were partially offset by an increase in due to related parties of $37,530 and an increase in accrued offering costs of $25,253.

For the three months ended March 31, 2026 and 2025, there were no investing activities.

For the three months ended March 31, 2026, there was $6,000 of cash provided by financing activities resulting from the proceeds from a working capital loan from a related party.

For the three months ended March 31, 2025, there was $89,310 of cash provided by financing activities mainly resulting from the proceeds from a promissory note from a related party of $85,220.

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

As of March 31, 2026, the Company had $157,671 of borrowings under the working capital loans.

On July 7, 2025, the Company repaid $350,000 of the promissory note, dated April 18, 2024, to the Sponsor and transferred the remaining balance of $76,975 to the working capital loans.

We believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, if we are unable to complete a Business Combination within the Combination Period by November 29, 2026, or up to August 29, 2027 if extended, our board of directors will proceed to commence a voluntary liquidation and thereby a formal dissolution. There is no assurance that our plans to raise capital or to consummate a Business Combination will be successful or successful within the required period. As a result, management has determined that there is substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

Use of Estimates

The preparation of unaudited financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results may differ from these estimates. We have identified the following critical accounting policies and estimates:

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

On May 15, 2024, the Sponsor entered into a securities transfer agreement, pursuant to which the Sponsor transferred 100,000 Class B insider shares, for a total purchase price of $1,159 to Bala Padmakumar, the former CEO, Chairman and Director of the Company, and 60,000 Class B insider shares for a total purchase price of $695 to Evan M. Graj, the CFO and director of the Company, respectively. The fair value of these 160,000 shares transferred on the grant date was $33,760 or $0.211 per share, based on valuation performed by a third-party specialist. The Company accounted for the transfer under ASC 718 as stock compensation (See Note 2 to the unaudited financial statements for details).

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer) (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

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

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to include risk factors in this Report. However, factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Prospectus and the Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Prospectus and the Annual Report.

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

ChampionsGate Acquisition Corporation

Date: May 14, 2026	By:	/s/ Timothy Boon Liat Lim
Timothy Boon Liat Lim
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Evan M. Graj
Evan M. Graj
Chief Financial Officer (Principal Financial Officer)