Form 10-Q
period 2026-06-30
ChampionsGate Acquisition Corp
filed 2026-08-13
CIK 2024460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, there were 8,617,125 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 1,370,161 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

ChampionsGate Acquisition Corporation

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHAMPIONSGATE ACQUISITION CORPORATION

BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2026	2025
Assets
Current Assets
Cash	$16,618	$17,251
Prepaid expenses	54,076	73,418
Total Current Assets	70,694	90,669

Investments held in Trust Account	78,265,208	76,902,330
Total Assets	$78,335,902	$76,992,999

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$21,606	$16,567
Working capital loan - related party	334,815	151,671
Total Current Liabilities	356,421	168,238

Deferred underwriting commission payable	1,495,000	1,495,000
Total Liabilities	1,851,421	1,663,238

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 7,475,000 shares at redemption value of $10.47 and $10.29 per share as of June 30, 2026 and December 31, 2025, respectively	78,265,208	76,902,330

Shareholders’ Deficit:
Preference shares, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 445,000,000 shares authorized, 1,142,125 shares (excluding 7,475,000 shares subject to possible redemption) issued and outstanding as of June 30, 2026 and December 31, 2025	114	114
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 1,370,161 shares issued and outstanding as of June 30, 2026 and December 31, 2025	137	137
Additional paid-in capital	-	-
Accumulated deficit	(1,780,978)	(1,572,820)
Total Shareholders’ Deficit	(1,780,727)	(1,572,569)
Total Liabilities and Shareholders’ Deficit	$78,335,902	$76,992,999

The accompanying notes are an integral part of these unaudited financial statements.

CHAMPIONSGATE ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The	For The	For The	For The
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Formation and operating costs	$103,331	$162,486	$208,158	$279,813
Stock compensation expense	-	155,904	-	155,904
Loss from operations	(103,331)	(318,390)	(208,158)	(435,717)

Other income
Interest and dividend income on investments held in Trust Account	686,681	248,334	1,362,878	248,334
Total other income	686,681	248,334	1,362,878	248,334

Net income (loss)	$583,350	$(70,056)	$1,154,720	$(187,383)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	7,475,000	2,657,778	7,475,000	1,328,889
Basic and diluted income (loss) per share, Class A ordinary shares subject to possible redemption	$0.06	$(0.01)	$0.12	$(0.06)
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	2,512,286	2,109,386	2,512,286	1,998,242
Basic and diluted net income (loss) per share, non-redeemable Class A and Class B ordinary shares	$0.06	$(0.01)	$0.12	$(0.06)

The accompanying notes are an integral part of these unaudited financial statements.

CHAMPIONSGATE ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

			Ordinary Shares				Additional			Total
	Preference Shares		Class A		Class B		Paid-in	Contribution	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance as of December 31, 2025	-	$-	1,142,125	$114	1,370,161	$137	$-	$-	$(1,572,820)	$(1,572,569)
Remeasurement of carrying value to redemption value	-	-	-	-	-	-	-	-	(676,197)	(676,197)
Net income	-	-	-	-	-	-	-	-	571,370	571,370
Balance as of March 31, 2026	-	-	1,142,125	114	1,370,161	137	-	-	(1,677,647)	(1,677,396)
Remeasurement of carrying value to redemption value	-	-	-	-	-	-	-	-	(686,681)	(686,681)
Net income	-	-	-	-	-	-	-	-	583,350	583,350
Balance as of June 30, 2026	-	$-	1,142,125	$114	1,370,161	$137	$-	$-	$(1,780,978)	$(1,780,727)

			Ordinary Shares				Additional			Total
	Preference Shares		Class A		Class B		Paid-in	Contribution	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance as of December 31, 2024	-	$-	-	$-	2,170,161	$217	$56,689	$(1)	$(250,846)	$(193,941)
Net loss	-	-	-	-	-	-	-	-	(117,327)	(117,327)
Balance as of March 31, 2025	-	-	-	-	2,170,161	217	56,689	(1)	(368,173)	(311,268)
Contribution received	-	-	-	-	-	-	-	1	-	1
Sale of private placement units, including over-allotment	-	-	230,000	23	-	-	2,299,977	-	-	2,300,000
Issuance of representative shares	-	-	112,125	11	-	-	293,009	-	-	293,020
Fair value of rights included in public units	-	-	-	-	-	-	2,441,833	-	-	2,441,833
Allocated value of transaction costs to rights included in public units	-	-	-	-	-	-	(123,756)	-	-	(123,756)
Initial measurement of carrying value to redemption value	-	-	-	-	-	-	(5,232,258)	-	(718,789)	(5,951,047)
Remeasurement of carrying value to redemption value	-	-	-	-	-	-	-	-	(248,334)	(248,334)
Stock compensation expense	-	-	-	-	-	-	155,904	-	-	155,904
Related parties debt forgiveness	-	-	-	-	-	-	108,602	-	-	108,602
Conversion of Class B shares to Class A shares	-	-	800,000	80	(800,000)	(80)	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(70,056)	(70,056)
Balance as of June 30, 2025	-	$-	1,142,125	$114	1,370,161	$137	$-	$-	$(1,405,352)	$(1,405,101)

The accompanying notes are an integral part of these unaudited financial statements.

CHAMPIONSGATE ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The	For the
	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$1,154,720	$(187,383)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Stock compensation expense	-	155,904
Interest and dividend earned on investments held in Trust Account	(1,362,878)	(248,334)
Changes in operating assets and liabilities:
Prepaid expenses	19,342	(106,832)
Prepaid expenses - related parties	-	(12,500)
Due to related parties	-	54,201
Accounts payable and accrued expenses	5,039	(55,735)
Net Cash Used in Operating Activities	(183,777)	(400,679)

Cash Flows from Investing Activity:
Purchase of investments held in trust account	-	(75,123,750)
Net Cash Used in Investing Activity	-	(75,123,750)

Cash Flows from Financing Activities:
Proceeds from public offering	-	74,750,000
Proceeds from private placement	-	2,300,000
Proceeds from promissory note - related party	-	95,048
Proceeds from working capital loan - related party	183,144	-
Payment of underwriter discount	-	(747,500)
Payment of deferred offering costs	-	(489,918)
Net Cash Provided by Financing Activities	183,144	75,907,630

Net Change in Cash	(633)	383,201

Cash, beginning of period	17,251	3
Cash, end of period	$16,618	$383,204

Supplemental Disclosure of Noncash Activities:
Deferred underwriting commission payable	$-	$1,495,000
Capital contribution through repayment of promissory notes	$-	$1
Issuance of representative shares	$-	$293,020
Conversion of Class B shares to Class A shares	$-	$80
Initial measurement of carrying value to redemption value	$-	$5,951,047
Remeasurement of carrying value to redemption value	$1,362,878	$248,334
Related parties debt forgiveness	$-	$108,602

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

As of June 30, 2026, the Company had not commenced any operations. For the period from March 27, 2024 (inception) through June 30, 2026, the Company’s efforts have been limited to organizational activities as well as activities related to the IPO (see Note 3). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and Private Placement (see Note 4).

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

Going Concern Consideration

As of June 30, 2026,the Company had a working capital deficit of $285,727. The Company expects to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. Management’s plans to address this need for capital through the Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete a Business Combination before the Combination Deadline, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful within the required period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited financial statements do not include any adjustments that might result from the Company’s inability to consummate the Business Combination to continue as a going concern.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The interim financial information provided is unaudited but includes all adjustments which management considers necessary for the fair presentation of the results for the period. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 10, 2026. Operating results for the interim period ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $16,618 and $17,251 of cash held in bank accounts as of June 30, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

As of June 30, 2026 and December 31, 2025, substantially all of the assets of $78,265,208 and $76,902,330 held in the trust account, respectively, are invested primarily in money market funds. These investments are presented on the balance sheet at fair value at the end of each reporting period. Earnings on these investments are included in interest and dividends income in the accompanying statements of operations and are automatically reinvested. The fair value for these investments is determined by using quoted market prices in active markets. The interest and dividend income on investments held in trust account were $686,681 and $248,334 for the three months ended June 30, 2026 and 2025, respectively. The interest and dividend income on investments held in trust account were $1,362,878 and $248,334 for the six months ended June 30, 2026 and 2025, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage (“FDIC”) of $250,000. As of June 30, 2026 and December 31, 2025, the Company did not have cash accounts over the FDIC limit. The Company has not experienced losses on the account.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Remeasurement of carrying value to redemption value of redeemable ordinary shares is excluded from income (loss) per share as the redemption value approximates fair value. For the three and six months ended June 30, 2026 and 2025, the Company has not considered the effect of the Rights included in the IPO and Private Placement Units in the calculation of diluted net income (loss) per share, since the conversion of the Rights is contingent upon the occurrence of future events and the inclusion of such Rights would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

	For The Three Months Ended		For The Three Months Ended
	June 30, 2026		June 30, 2025
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Class A	Class A and Class B	Class A	Class A and Class B
	Ordinary	Ordinary	Ordinary	Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per ordinary share:
Numerators:
Allocation of net income (loss)	$436,609	$146,741	$(39,057)	$(30,999)
Denominators:
Basic and diluted weighted average shares outstanding	7,475,000	2,512,286	2,657,778	2,109,386
Basic and diluted income (loss) per ordinary share	$0.06	$0.06	$(0.01)	$(0.01)

	For The Six Months Ended		For the Six Months Ended
	June 30, 2026		June 30, 2025
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Class A	Class A and Class B	Class A	Class A and Class B
	Ordinary	Ordinary	Ordinary	Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per ordinary share:
Numerators:
Allocation of net income (loss)	$864,252	$290,468	$(74,843)	$(112,540)
Denominators:
Basic and diluted weighted average shares outstanding	7,475,000	2,512,286	1,328,889	1,998,242
Basic and diluted net income (loss) per ordinary share	$0.12	$0.12	$(0.06)	$(0.06)

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

The following table presents information about the Company’s assets that are measured at fair value on June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

June 30, 2026	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in trust account	$78,265,208	$78,265,208	$-	$-
Total	$78,265,208	$78,265,208	$-	$-

December 31, 2025	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in trust account	$76,902,330	$76,902,330	$-	$-
Total	$76,902,330	$76,902,330	$-	$-

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

As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Class A ordinary shares subject to possible redemption
Balance as of December 31, 2024	$-
Gross Proceeds	74,750,000
Less:
Proceeds allocated to Public Rights	(2,441,833)
Class A ordinary shares issuance cost	(3,135,464)
Plus:
Initial measurement of carrying value to redemption value	5,951,047
Remeasurement of carrying value to redemption value	1,778,580
Balance as of December 31, 2025	76,902,330
Remeasurement of carrying value to redemption value	1,362,878
Balance as of June 30, 2026	$78,265,208

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the unaudited financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

Promissory Note — Related Party

On April 18, 2024, the Sponsor agreed to loan the Company up to $500,000 (the “Promissory Note”) to be used for a portion of the expenses of the IPO. This Promissory Note is non-interest bearing, unsecured and is due at the earlier of (1) August 31, 2025, or (2) the date on which the Company consummates an initial public offering of its securities, unless accelerated upon the occurrence of an Event of Default. On July 7, 2025, the Company repaid $350,000 under the Promissory Note to Sponsor and transferred the remaining balance of $76,975 to the Working Capital Loans (defined below). There was no balance as of June 30, 2026 and December 31, 2025. Following the completion of the IPO, the Promissory Note was exchanged for and replaced with the Working Capital Loans.

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

As of June 30, 2026 and December 31, 2025, the Company had $334,815 and $151,671 of borrowings under the Working Capital Loans, respectively.

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

Note 7 — Shareholder’s Equity

Preferred Share — The Company is authorized to issue 5,000,000 shares of preference share, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preferred shares issued or outstanding.

Class A Ordinary Share — The Company is authorized to issue 445,000,000 shares of Class A ordinary share with $0.0001 par value. As of June 30, 2026 and December 31, 2025, there were 1,142,125 shares of Class A ordinary share issued and outstanding, excluding 7,475,000 shares subject to possible redemption.

Class B Ordinary Share — The Company is authorized to issue 50,000,000 shares of Class B ordinary share with $0.0001 par value. On April 18, 2024, the Company issued an aggregate of 2,156,250 Class B Insider shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.012 per share. On June 27, 2024, the Company issued an additional of 4,521,169 Class B ordinary shares to the Sponsor at par value, for $452. On February 25, 2025, the Sponsor agreed to transfer all the Class B insider shares it held to Sponsor HoldCo as capital contribution, in exchange for the issuance of 100 membership interests to the Sponsor and for the admission of the Sponsor as the sole member of the Sponsor HoldCo. On April 30, 2025, the Sponsor agreed to surrender 4,507,258 Class B insider shares it held, as a result of which the Sponsor HoldCo owns 2,010,161 Class B insider shares. On May 21, 2025, Sponsor HoldCo converted 800,000 Class B ordinary shares, par value $0.0001 per share, on a one-for-one basis to 800,000 Class A ordinary shares of the Company, par value $0.0001 per share. As a result, the Sponsor HoldCo owns 800,000 Class A insider shares and 1,150,161 Class B insider shares, excluding 160,000 shares transferred to CEO and CFO and 60,000 shares transferred to three directors. As of June 30, 2026 and December 31, 2025, an aggregate 1,370,161 Class B ordinary shares were issued and outstanding.

Rights

As of June 30, 2026 and December 31, 2025, there were 7,475,000 and 7,475,000 public Rights included in the public Units outstanding, respectively, and 230,000 and 230,000 private Rights included in the Private Placement Units outstanding, respectively. Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-eighth of one Class A ordinary share upon consummation of the Company’s initial Business Combination. In the event the Company will not be the surviving company upon completion of the Company’s initial Business Combination, each right will automatically be converted to receive the kind and amount of securities or properties of the surviving entity that each one-eighth of one Class A ordinary share underlying each right is entitled to upon consummation of the Business Combination subject to any dissenter rights under the applicable law. The Company will not issue fractional shares in connection with a conversion of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Companies Act and any other applicable Cayman Islands law. As a result, you must hold rights in multiples of eight in order to receive shares for all of your Class A ordinary shares underlying the rights upon closing of a Business Combination. If the Company are unable to complete an initial Business Combination within the required time period and the Company redeem the public shares for the funds held in the trust account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. The Company shall reserve such amount of its profits or share premium in order to pay up the par value of each share issuable in respect of the rights.

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

				For the period from
	For the	For the	For the	March 27,
	Three Months Ended	Three Months Ended	Six Months Ended	2024 (Inception) to
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Formation and operating costs	$103,331	$162,486	$208,158	$279,813
Stock compensation expense	-	155,904	-	155,904
Loss from operations	(103,331)	(318,390)	(208,158)	(435,717)

Interest and dividend income on investments held in Trust Account	686,681	248,334	1,362,878	248,334
Total other income	686,681	248,334	1,362,878	248,334

Net Income (loss)	$583,350	$(70,056)	$1,154,720	$(187,383)

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 27, 2024 (inception) to June 30, 2026 were organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We may generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial business combination.

For the three months ended June 30, 2026, we had net income of $583,350, which consisted of the interest and dividend income on investments held in the trust account of $686,681. This was partially offset by formation and operating costs of $103,331.

For the three months ended June 30, 2025, we had a net loss of $70,056, which consisted of formation and operating costs of $162,486 and stock compensation expenses of $155,094. These were partially offset by interest and dividend income on investments held in the trust account of $248,334.

For the six months ended June 30, 2026, we had a net income of $1,154,720, which consisted of the interest and dividend income on investments held in the trust account of $1,362,878 that was partially offset by formation and operating costs of $208,158.

For the six months ended June 30, 2025, we had a net loss of $187,383, which consisted of formation and operating costs of $279,813 and stock compensation expenses of $155,904 that were partially offset by interest and dividend income on investments held in the trust account of $248,334.

Liquidity and Capital Resources

The Company’s liquidity needs up to June 30, 2026 had been satisfied through a payment from the Sponsor HoldCo of $25,000 for the founder shares to cover certain offering costs and the proceeds from the public offering and private placements.

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

As of June 30, 2026, the Company had cash of $16,618 and a working capital deficit of $285,727.

For the six months ended June 30, 2026, there was $183,778 of cash used in operating activities resulting from interest and dividend income on investments held in the trust account of $1,362,878. The changes were partially offset by net income of $1,154,720, a decrease in prepaid expenses of $19,342, and an increase in accounts payable and accrued expenses of $5,039.

For the six months ended June 30, 2025, there was $400,679 of cash used in operating activities resulting from a net loss of $187,383, interest and dividend income on investments held in the trust account of $248,334, an increase in prepaid expenses of $106,832, an increase in prepaid expenses for related parties of $12,500, and a decrease in accounts payable and accrued expenses of $55,735. The changes were partially offset by stock compensation expenses of $155,904 and an increase in expenses for related parties of $54,201.

For the six months ended June 30, 2026, there were no investing activities

For the six months ended June 30, 2025, there was $75,123,750 of cash used in investing activity resulting from the purchase of investments held in the trust account.

For the six months ended June 30, 2026, there was $183,144 of cash provided by financing activities resulting from the proceeds from a working capital loan from a related party.

For the six months ended June 30, 2025, there was $75,907,630 of cash provided by financing activities resulting from the proceeds from the IPO of $74,750,000, the proceeds from the private placement concurrent with the IPO of $2,300,000, and the proceeds from promissory note for related parties of $95,048. The changes were partially offset by the payment of the underwriting discount of $747,500 and the payment of deferred offering costs of $489,918.

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

As of June 30, 2026, the Company had $334,815 of borrowings under the working capital loans.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the unaudited financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We’re currently evaluating the impact of adopting ASU 2024-03.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer) (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

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

ChampionsGate Acquisition Corporation

Date: August 13, 2026	By:	/s/ Timothy Boon Liat Lim
Timothy Boon Liat Lim
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Evan M. Graj
Evan M. Graj
Chief Financial Officer (Principal Financial Officer)